Form 10QSB
period 2001-03-31
SHAFT INC
filed 2001-05-08
CIK 1126426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March  31, 2001
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    -----------


Commission File number     0-31783
                       ----------------

                                   SHAFT, INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)


             Nevada                                              87-0660287
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1981 East 4800 South Suite 100,  Salt Lake City, Utah               84117
------------------------------------------------------        -----------------
(Address of principal executive offices)                          (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code



   --------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to ssuch filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

        Class                                 Outstanding as of March 31, 2001
      ---------                              -----------------------------------
 Common  Stock, $0.001                                     702,755



                                                  INDEX

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
PART I.

          ITEM 1.      Financial Statements (unaudited).................................................3

                       Balance Sheets...................................................................4
                          March 31, 2001 and December 31, 2000

                       Statements of Operations
                          For the three  months ended  March  31, 2001 and 2000.........................5 and the period March 9, 1990 to March 31, 2001

                       Statements of Cash Flows
                           For the three months ended March 31, 2001 and 2000...........................6 and the period March 9, 1990  to  March 31, 2001

                       Notes to Financial Statements....................................................7

          ITEM 2.      Plan of Operations...............................................................9

PART II

          ITEM 2

                       Signatures.......................................................................9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Shaft, Inc. ( development stage company) at March 31, 2001 and December 31 2000, and the related statements of operations for the three months ended March 31, 2001 and 2000 and the period March 9, 1990 to March 31, 2001, the statement of cash flows for the three months ended March 31 2001 and 2000 and the period March 9, 1990 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                   SHAFT, INC.
                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000

--------------------------------------------------------------------------------




                                                             Mar 31,    Dec 31,
                                                              2001       2000
                                                            --------   --------
ASSETS

CURRENT ASSETS

   Cash                                                     $   --     $   --
                                                            --------   --------

        Total Current Assets                                $   --     $   --
                                                            ========   ========


LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable                                         $   --     $  1,400
                                                            --------   --------

       Total Current Liabilities                                --        1,400
                                                            --------   --------

STOCKHOLDERS' EQUITY

   Common stock
       100,000,000 shares authorized at $0.001 par value;
       702,755 issued and outstanding                            703        703

   Capital in excess of par value                             56,843     55,034

   Accumulated deficit during the development stage          (57,546)   (57,137)
                                                            --------   --------

       Total Stockholders' Equity                               --       (1,400)
                                                            --------   --------

                                                            $   --     $   --
                                                            ========   ========



   The accompanying notes are an integral part of these financial statements.

                                   SHAFT, INC.
                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
       and the period March 9, 1990 (date of inception) to March 31, 2001
--------------------------------------------------------------------------------



                                                        Period
                       Mar 31,      Mar 31,           Mar 9 1990
                        2001         2000          to Mar 31, 2001
                      ---------    ---------       ---------------

REVENUES              $    --      $    --            $    --

EXPENSES                    409         --               57,546
                      ---------    ---------          ---------

NET LOSS              $    (409)   $    --            $ (57,546)
                      =========    =========          ---------






NET LOSS PER COMMON
   SHARE

       Basic          $    --      $    --
                      --------     ---------



AVERAGE OUTSTANDING
   SHARES

        Basic           702,755      702,755
                       --------     ---------













   The accompanying notes are an integral part of these financial statements.




                                          SHAFT, INC.
                                    STATEMENT OF CASH FLOWS
                      For the Three Months Ended March 31, 2001 and 2000
              and the period March 9, 1990 (date of inception) to March 31, 2001

-------------------------------------------------------------------------------------------------


                                                                                     Period
                                                            Mar 31,     Mar 31,    Mar 9, 1990
                                                             2001        2000    to Mar  31, 2001
                                                           --------    ------    ----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $   (409)   $ --         $(57,546)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes in accounts payable                        (1,400)     --             --
          Capital stock issued for services and expenses       --        --           18,000
          Contributions to capital - expenses                 1,809      --            2,366


                     Net Cash From (Used) in Operations        --        --          (37,180)
                                                           --------    ------       --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                               --        --             --
                                                           --------    ------       --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                      --        --           37,180


   Net Increase (Decrease)  in Cash                            --        --             --

   Cash at Beginning of Period                                 --        --             --
                                                           --------    ------       --------

   Cash at End of Period                                   $   --      $ --         $   --
                                                           ========    ======       ========



NONCASH FLOWS FROM OPERATING ACTIVITIES

    Issuance of 160,000 shares for services - 1991                                  $  8,000
                                                                                    --------
    Issuance of 200,000 shares for expenses - 2000                                    10,000
                                                                                    --------
       Contributions to capital - expenses                                             2,366
                                                                                    --------



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

Income Taxes
------------

On March 31, 2001, the Company had a net operating loss carry forward of $57,546. The tax benefit of $17,263 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2007 through 2021.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                                   SHAFT, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments, including accounts payable, is considered by management to be their estimated fair values.

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

3.  RELATED PARTY TRANSACTIONS

Related parties have acquired 41% of the common stock issued by the Company.

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.


                                     PART 2


--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                                 Shaft, Inc.
                                                 [Registrant]


                                                  /s/ David Williams
                                                  ------------------------------
                                                  David Williams - President



                                                  /s/ Christina Williams
                                                  ------------------------------
                                                  Christina Williams - Treasurer
May 8, 2001