Form 10QSB
period 2001-06-30
SHAFT INC
filed 2001-08-08
CIK 1126426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June  30, 2001
                               ---------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission File number      0-31783
                       ------------------

                                   SHAFT, INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

         Nevada                                                 87-0660287
-------------------------------                               --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1981 East 4800 South Suite 100,  Salt Lake City, Utah              84117
------------------------------------------------------         -------------
(Address of principal executive offices)                          (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


                               -------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to ssuch filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

         Class                                 Outstanding as of June 30, 2001
       ---------                              ----------------------------------
  Common  Stock, $0.001                                    702,755



                                          INDEX

                                                                                     Page
                                                                                    Number
PART I.

          ITEM 1.  Financial Statements (unaudited)...................................3

                   Balance Sheets.....................................................4
                      June 30, 2001 and December 31, 2000

                   Statements of Operations
                      For the three and six  months ended June  30, 2001 and 2000 ....5 and the period March 9, 1990 to June 30, 2001

                   Statements of Cash Flows
                       For the six months ended June 30, 2001 and 2000................6 and the period March 9, 1990  to June 30, 2001

                   Notes to Financial Statements......................................7

          ITEM 2.  Plan of Operations.................................................9

PART II
          ITEM 2

                   Signatures ........................................................9



                                            -2-

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Shaft, Inc. ( development stage company) at June 30, 2001 and December 31 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and the period March 9, 1990 to June 30, 2001, the statement of cash flows for the six months ended June 30 2001 and 2000 and the period March 9, 1990 to June 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                   SHAFT, INC.
                                 BALANCE SHEETS
                       June 30, 2001 and December 31, 2000

--------------------------------------------------------------------------------




                                                             Jun 30,    Dec 31,
                                                              2001       2000
                                                            --------   --------
ASSETS

CURRENT ASSETS

   Cash .................................................   $   --     $   --
                                                            --------   --------

        Total Current Assets ............................   $   --     $   --
                                                            ========   ========


LIABILITIES AND STOCKHOLDERS'
   EQUITY

CURRENT LIABILITIES

   Accounts payable .....................................   $   --     $  1,400
                                                            --------   --------

       Total Current Liabilities ........................       --        1,400
                                                            --------   --------

STOCKHOLDERS' EQUITY

   Common stock
       100,000,000 shares authorized at $0.001 par value;
       702,755 issued and outstanding ...................        703        703

   Capital in excess of par value .......................     57,463     55,034

   Accumulated deficit during the development stage .....    (58,166)   (57,137)
                                                            --------   --------

       Total Stockholders' Equity .......................       --       (1,400)
                                                            --------   --------

                                                            $   --     $  --
                                                            ========   ========



   The accompanying notes are an integral part of these financial statements.




                                         SHAFT, INC.
                                   STATEMENT OF OPERATIONS
                  For the Three and Six Months Ended June 30, 2001 and 2000
              and the period March 9, 1990 (date of inception) to June 30, 2001
--------------------------------------------------------------------------------------------




                                    Three Months            Six Months
                               ---------------------   ---------------------      Period
                                Jun 30,      Jun 30,    Jun 30,      Jun 30,    Mar 9 1990
                                 2001         2000        2001        2000    to Jun 30, 2001
                               ---------    --------   ---------    --------  ---------------
REVENUES ...................   $    --      $   --     $    --      $   --       $    --

EXPENSES ...................         620        --         1,029        --          58,166
                               ---------    --------   ---------    --------     ---------

NET LOSS ...................   $    (620)   $   --     $  (1,029)   $   --       $ (58,166)
                               =========    ========   =========    ========     ---------






NET LOSS PER COMMON
   SHARE

       Basic ...............   $    --     $    --      $   --     $    --
                               --------    ---------    --------   ---------



AVERAGE OUTSTANDING
   SHARES

        Basic ..............     702,755      702,755    702,755     702,755
                               ---------    ---------   --------   ---------













          The accompanying notes are an integral part of these financial statements.

                                             -5-




                                               SHAFT, INC.
                                         STATEMENT OF CASH FLOWS
                             For the Six Months Ended June 30, 2001 and 2000
                    and the period March 9, 1990 (date of inception) to June 30, 2001

----------------------------------------------------------------------------------------------------------


                                                                                               Period
                                                                     Jun 30,      Jun 30,    Mar 9, 1990
                                                                       2001        2000    to Jun  30, 2001
                                                                     --------    --------  ----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss .......................................................  $ (1,029)   $   --        $(58,166)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes in accounts payable .............................    (1,400)       --            --
          Capital stock issued for services and expenses ..........      --          --          18,000
          Contributions to capital - expenses .....................     2,429        --           2,986


                Net Cash From (Used) in Operations ................      --          --         (37,180)
                                                                     --------    --------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                        --          --            --
                                                                     --------    --------      --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock .........................      --          --          37,180


   Net Increase (Decrease)  in Cash ...............................      --          --            --

   Cash at Beginning of Period ....................................      --          --            --
                                                                     --------    --------      --------

   Cash at End of Period ..........................................  $   --      $   --        $   --
                                                                     ========    ========      ========



NONCASH FLOWS FROM OPERATING ACTIVITIES

    Issuance of 160,000 shares for services - 1991 ................  $  8,000
                                                                     --------
    Issuance of 200,000 shares for expenses - 2000 ................    10,000
                                                                     --------
    Contributions to capital - expenses ...........................     2,986
                                                                     --------



                The accompanying notes are an integral part of these financial statements.

                                                   -6-

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

Income Taxes
------------

On June 30, 2001, the Company had a net operating loss carry forward of $58,166. The tax benefit of $17,450 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2007 through 2021.

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

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the

                                   SHAFT, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------


exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

                                          Shaft, Inc.
                                          [Registrant]


                                          S/ David Williams
                                          --------------------------------------
                                          David Williams - President


                                          S/ Christina Williams
                                          --------------------------------------
                                          Christina Williams - Treasurer


August 8, 2001