Form 10QSB
period 2001-09-30
SHAFT INC
filed 2001-11-07
CIK 1126426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September  30, 2001
                               ---------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission File number         0-31783
                       ---------------------

                                   SHAFT, INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0660287
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah               84117
------------------------------------------------------         ----------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

          Class                           Outstanding as of September 30, 2001
        ---------                         ------------------------------------
    Common  Stock, $0.001                                702,755



                                                       INDEX

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.

          ITEM 1. Financial Statements (unaudited).................................................3

                  Balance Sheets...................................................................4
                     September 30, 2001 and December 31, 2000

                  Statements of Operations
                     For the three and nine  months ended September  30, 2001 and 2000 ............5 and the period March 9, 1990 to September 30, 2001

                  Statements of Cash Flows
                      For the nine months ended September 30, 2001 and 2000 .......................6 and the period March 9, 1990  to September 30, 2001

                  Notes to Financial Statements....................................................7

          ITEM 2. Plan of Operations...............................................................9

PART II

          ITEM 2

                  Signatures ......................................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Shaft, Inc. ( development stage company) at September 30, 2001 and December 31 2000, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and the period March 9, 1990 to September 30, 2001, the statement of cash flows for the nine months ended September 30 2001 and 2000 and the period March 9, 1990 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                   SHAFT, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2001, and December 31, 2000

--------------------------------------------------------------------------------



                                                           Sept 30,     Dec 31,
                                                             2001         2000
                                                           --------    --------
ASSETS

CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

       Total Current Assets                                $   --      $   --
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                        $   --      $  1,400
                                                           --------    --------

       Total Current Liabilities                               --         1,400
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
     100,000,000 shares authorized, at $0.001 par
     value; 702,755 shares issued and outstanding               703         703

   Capital in excess of par value                            58,076      55,034

   Deficit accumulated during the development stage         (58,779)    (57,137)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --        (1,400)
                                                           --------    --------

                                                           $   --      $    --
                                                           ========    ========



   The accompanying notes are an integral part of these financial statements.




                                       SHAFT, INC.
                                 STATEMENT OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2001 and 2000
          and the period March 9, 1990 (date of inception) to September 30, 2001
----------------------------------------------------------------------------------------



                           Three Months               Nine Months
                      ----------------------    ----------------------      Period
                        Sept 30,     Sept 30,    Sept 30,     Sept 30,    Mar 9 1990
                         2001         2000         2001         2000    to Sept 30, 2001
                      ---------    ---------    ---------    ---------  ----------------
REVENUES              $    --      $    --      $    --      $    --        $    --

EXPENSES                    613       18,755        1,642       18,755         58,779
                      ---------    ---------    ---------    ---------      ---------

NET LOSS              $    (613)   $ (18,755)   $  (1,642)   $ (18,755)     $ (58,779)
                      =========    =========    =========    =========      ---------






NET LOSS PER COMMON
   SHARE

       Basic          $    --     $    (.02)   $    --      $    (.02)
                      ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING
   SHARES

        Basic           702,755      702,755      702,755      702,755
                      ---------    ---------    ---------    ---------













   The accompanying notes are an integral part of these financial statements.



                                            SHAFT, INC.
                                      STATEMENT OF CASH FLOWS
                       For the Nine Months Ended September 30, 2001 and 2000
               and the period March 9, 1990 (date of inception) to September 30, 2001

---------------------------------------------------------------------------------------------------


                                                                                     Period
                                                            Sept 30,   Sept 30,    Mar 9, 1990
                                                             2001        2000    to Sept  30, 2001
                                                           --------    --------  -----------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $ (1,642)   $(18,755)     $(58,779)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes in accounts payable                        (1,400)        755          --
          Capital stock issued for services and expenses       --        18,000        18,000
          Contributions to capital - expenses                 3,042        --           3,599


                 Net Cash From (Used) in Operations            --          --         (37,180)
                                                           --------    --------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                               --          --            --
                                                           --------    --------      --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                      --          --          37,180


   Net Increase (Decrease)  in Cash                            --          --            --

   Cash at Beginning of Period                                 --          --            --
                                                           --------    --------      --------

   Cash at End of Period                                   $   --      $   --        $   --
                                                           ========    ========      ========



NONCASH FLOWS FROM OPERATING ACTIVITIES

    Issuance of 160,000 shares for services - 1991                      $ 8,000
                                                                         -------
    Issuance of 200,000 shares for expenses - 2000                       10,000
                                                                         ------
    Contributions to capital - expenses                                   3,599
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

Income Taxes
------------

On June 30, 2001, the Company had a net operating loss carry forward of $58,779. The tax benefit of approximately $17,634 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2007 through 2021.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Basic  Net Income (Loss) Per Share
----------------------------------

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


November 7, 2001