Form 10KSB
period 2001-12-31
SHAFT INC
filed 2002-03-28
CIK 1126426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended     December 31, 2001
                                         ------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to
                               --------------    ------------

 Commission File number       0-31783
                        ------------------

                                   SHAFT, INC.
                         -------------------------------
               (Exact name of registrant as specified in charter)

                Nevada                                         87-0660287
-------------------------------------------              --------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
           or organization

 1981 East  Murray  Holiday  Road  ,  Salt Lake City, Utah       84117
----------------------------------------------------------   --------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code       801-272-9294
                                               -----------------------

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

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ x ] No [ ]
(2) Yes [x ] No [ ]

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

At December 31, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2001, the registrant had 702,755 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I                                                                     Page
------                                                                     ----

ITEM 1. DESCRIPTION OF BUSINESS                                              4

ITEM 2. DESCRIPTION OF PROPERTIES                                            8

ITEM 3. LEGAL PROCEEDINGS                                                    8

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                    8


PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             8

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10

ITEM 7. FINANCIAL STATEMENTS                                                10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                     10


PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT           11

ITEM 10. EXECUTIVE COMPENSATION                                             13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     15


PART IV
-------

ITEM 13. EXHIBITS                                                           15

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

The Company's does not  own any property



--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


None.



--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2001.



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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

     In July of 2000, in a private transaction, the Company sold 8755 shares to David Williams, Christina Williams and Jennifer Harris to cover in order to fund certain expenses of the Company. In September of 2000, in a private transaction, the Company sold 100,000 shares each to David Williams and Jennifer Harris in order to pay outstanding payables and pay for the costs of filing this registration. These transaction are deemed exempt pursuant to Section 4(2) of the Act.

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


Liquidity and Capital Resources
-------------------------------

     As of December 31, 2001 the Company had no assets. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by contributions to capital from its officers and directors. The Company anticipates that it will continue to pay its expenses by contributions from its officers.


Results of Operations
---------------------

     The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2001.



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

                                    PART III


--------------------------------------------------------------------------------
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:


                                                                   POSITION
NAME                       AGE           TITLE                     HELD SINCE

David Williams             56       President and Director         6/15/2000

Christina Williams         24       Secretary/Treasurer/Dir        6/15/2000

Jennifer Harris            30       Director                       6/15/2000


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

The following table sets forth as of December 31, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

              Name             Position                Reports Filed
              ----             --------                -------------

              NONE FILED


--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2001, 2000, and 1999.


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

--------------------------------------------------------------------------------
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

Name and Address                       Amount and Nature of            Percent
Beneficial Owner                       Beneficial Ownership            of Class
----------------                       --------------------            --------

David Williams (Pres/Dir)*                  103,755                     14.8%
50 Chardonnay
Irvine, Ca.92614

Christina Williams (Sec/Dir)*                 2,500                      0.5%
50 Chardonnay
Irvine, Ca 92614

Jennifer Harris (Dir)*                      102,500                     14.6%
944 E. Olympus Cove
Salt Lake City, Utah 84117

Joey May                                     60,000                      8.5%
449 Bryan
Salt Lake City, Utah 84106

Richard Godfrey                              50,000                      7.1%
8530 Kings Cove Drive
Salt Lake City, Ut. 84121

All officers and
directors as a group                        208,755                     29.9%

 *Father & daughters.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------


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



--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:

Title of
Document                                                                   Page
--------                                                                   ----

Report of Andersen, Andersen & Strong, Certified Public Accountants         17

Balance Sheet as of December 31, 2001                                       18

Statements of Operations for years ended December 31, 2001,
      and 2000 and the period March 9, 1990 to December 31, 2001            19

Statements of Changes in Stockholders' Equity for the period
      March 9, 1990 to December 31, 2001                                    20

Statements of Cash Flows for the years ended December 31, 2001,
      and 2000 and the period March 9, 1990 to December 31, 2001            21

Notes to Financial Statements                                               22

(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
        schedules are included as part of this report:

None.


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

                                   SHAFT, INC.
                                  (Registrant)

                                   By: s/ David Williams
                                   -------------------------------
                                   David Williams
                                   President and Director

Dated: 27th day of March, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 2002.


s/ David Williams
------------------------------------
David Williams
Director and Chief Executive Officer



s/ Christina Williams
------------------------------------
Christina Williams
Director and Treasurer

ANDERSEN ANDERSEN & STRONG, L.C.
--------------------------------
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA
                                                  941 East 3300 South  Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096

                                                                Fax 801 486-0098




Board of Directors
Shaft, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Shaft, Inc. ( development stage company) at December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, and 2000 and the period March 9, 1990 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaft, Inc. at December 31, 2001 and the results of operations, and cash flows for the years ended December 31, 2001, and 2000 and the period March 9 1990 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 20, 2002
Salt Lake City, Utah                             s\Andersen Andersen and Strong

                                   SHAFT, INC.
                                  BALANCE SHEET
                                December 31, 2001




ASSETS
CURRENT ASSETS

   Cash                                                                $   --
                                                                       --------

        Total Current Assets                                           $   --
                                                                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                    $   --
                                                                       --------

       Total Current Liabilities                                           --
                                                                       --------

STOCKHOLDERS' EQUITY

   Common stock
       100,000,000 shares authorized at $0.001 par value;
       702,755 issued and outstanding                                       703

   Capital in excess of par value                                        58,689

   Accumulated deficit during the development stage                     (59,392)
                                                                       --------

       Total Stockholders' Deficiency                                      --
                                                                       --------

                                                                       $   --
                                                                       ========



   The accompanying notes are an integral part of these financial statements.

                                   SHAFT, INC.
                             STATEMENT OF OPERATIONS
          For the Years Ended December 31, 2001 and 2000 and the period
             March 9, 1990 (date of inception) to December 31, 2001


                                                                Period
                                    Dec 31,      Dec 31,      Mar 9 1990
                                      2001        2000      to Dec 31, 2001
                                   ---------    ---------    -------------

REVENUES                           $    --      $    --      $        --

EXPENSES                               2,255       20,712           59,392
                                   ---------    ---------    -------------

NET LOSS                           $  (2,255)   $ (20,712)   $     (59,392)
                                   =========    =========    -------------






NET LOSS PER COMMON
   SHARE

       Basic                       $    --      $   (.04)
                                   ---------    ---------


AVERAGE OUTSTANDING
   SHARES

        Basic                        702,755      565,066
                                   ---------    ---------







   The accompanying notes are an integral part of these financial statements.


                                                 SHAFT, INC.
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Period March 9, 1990 (date of inception) to December 31, 2001



                                                               Common Stock       Capital in
                                                           --------------------    Excess of    Accumulated
                                                           Shares       Amount     Par Value      Deficit
                                                           -------     --------     --------     --------
Balance March  9, 1990 (date of inception)                    --       $   --       $   --       $   --

Issuance of common stock for services at $.05 -
   July 18, 1991                                           160,000          160        7,840         --

Issuance of common stock for cash at $.09 -
   August 13, 1991                                         225,000          225       20,025         --

Issuance of common stock for cash at $.075
    September 8, 1991                                       63,000           63        4,662         --

Issuance of common stock for cash at $.075
   September 17, 1991                                       46,000           46        3,404         --

Net operating loss for the year ended
   December  31, 1991                                         --           --           --        (36,425)

Issuance of common stock for cash at $1.00
   July 10, 2000                                             8,755            9        8,746         --

Issuance of common stock for expenses paid by
   related parties at $.05 - September 28, 2000            200,000          200        9,800         --

Contributions to capital - related parties - expenses         --           --            557         --

Net operating loss for the year ended
    ended December 31, 2000                                   --           --           --        (20,712)

                                                           -------     --------     --------     --------

Balance December 31, 2000                                  702,755          703       55,034      (57,137)

Contributions to capital - related parties - expenses         --           --          3,655

Net operating loss for the year ended
   December 31, 2001                                          --           --           --         (2,255)


                                                           -------     --------     --------     --------

Balance December 31, 2001                                  702,755     $    703     $ 58,689     $(59,392)
                                                          ========     ========     ========     ========



                 The accompanying notes are an integral part of these financial statements.


                                              SHAFT, INC.
                                        STATEMENT OF CASH FLOWS
                     For the Years Ended December 31, 2001 and 2000, and the period
                         March 9, 1990 (date of inception) to December 31, 2001



                                                                                          Period
                                                              Dec 31,       Dec 31,     Mar 9, 1990
                                                               2001          2000     to Dec  31, 2001
                                                             --------      --------   ----------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                  $ (2,255)     $(20,712)     $(59,392)

   Adjustments to reconcile net loss to
       net cash provided by operating                            --            --            --
       activities

          Contributions to capital                              3,655           557         4,212
          Capital stock issued for services and expenses         --          10,000        18,000
          Change in accounts payable                           (1,400)        1,400          --

                                                             --------      --------      --------

                   Net Cash From (Used) in Operations            --          (8,755)      (37,180)
                                                             --------      --------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                 --            --            --
                                                             --------      --------      --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common
       stock                                                     --           8,755        37,180


   Net Increase (Decrease)  in Cash                              --            --            --


   Cash at Beginning of Period                                   --            --            --
                                                             --------      --------      --------

   Cash at End of Period                                     $   --        $   --        $   --
                                                             ========      ========      ========



NONCASH FLOWS FROM OPERATING ACTIVITIES

    Issuance of 160,000 shares for services - 1991           $  8,000
                                                             --------
    Issuance of 200,000 shares for expenses - 2000             10,000
                                                             --------
   Contributions to capital - expenses - related parties        4,212
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


Income Taxes
------------

On December 31, 2001, the Company had a net operating loss carry forward of $59,392. The tax benefit of approximately $17,818 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2007 through 2022.


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


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 30% of the common stock issued by the Company and have made contributions to the capital of the Company by payment of expenses in the amount of $4,212.

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