Form 10QSB
period 2002-03-31
SHAFT INC
filed 2002-05-09
CIK 1126426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended       March  31, 2002
                               ----------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------

Commission File number      000-31783
                       -------------------

                                   SHAFT, INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0660287
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1981 East 4800 South Suite 100,  Salt Lake City, Utah               84117
-----------------------------------------------------         ---------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                                  ------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to ssuch filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                    Outstanding as of March 31, 2002
                ---------                  --------------------------------
           Common  Stock, $0.001                        702,755

                                      INDEX

                                                                          Page
                                                                         Number
PART I.

    ITEM 1.  Financial Statements (unaudited)..............................3

             Balance Sheets................................................4
                March 31, 2002 and December 31, 2001

             Statements of Operations
                For the three  months ended  March  31, 2002 and 2001 .....5 and the period March 9, 1990 to March 31, 2002

             Statements of Cash Flows
                 For the three months ended March 31, 2002 and 2001 .......6 and the period March 9, 1990  to  March 31, 2002
             Notes to Financial Statements.................................7

    ITEM 2.  Plan of Operations............................................9

PART II

    ITEM 2.  Signatures ...................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Shaft, Inc. ( development stage company) at March 31, 2002 and December 31 2001, and the related statements of operations and the statements of cash flows for the three months ended March 31, 2002 and 2001 and the period March 9, 1990 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles. generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                   SHAFT, INC.
                                 BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

--------------------------------------------------------------------------------


                                                             Mar 31,  Dec 31,
                                                              2002     2001
                                                            --------  --------
ASSETS
CURRENT ASSETS

   Cash                                                     $   --    $   --
                                                            --------  --------

        Total Current Assets                                $   --    $   --
                                                            ========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                         $   --    $   --
                                                            --------  --------

       Total Current Liabilities                                --        --
                                                            --------  --------

STOCKHOLDERS' EQUITY

   Common stock
       100,000,000 shares authorized at $0.001 par value;
       702,755 issued and outstanding                            703       703

   Capital in excess of par value                             60,323    58,689

   Accumulated deficit during the development stage          (61,026)  (59,392)
                                                            --------  --------

       Total Stockholders' Equity (deficiency)                  --        --
                                                            --------  --------

                                                            $   --    $   --
                                                            ========  ========



              The accompanying notes are an integral part of these
                             financial statements.

                                   SHAFT, INC.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
       and the period March 9, 1990 (date of inception) to March 31, 2002
--------------------------------------------------------------------------------




                                                  Period
                       Mar 31,       Mar 31,    Mar 9 1990
                        2002          2001    to Mar 31, 2002
                      ---------    ---------  ---------------

REVENUES              $    --      $    --      $    --

EXPENSES                  1,634          409       61,026
                      ---------    ---------    ---------

NET LOSS              $  (1,634)   $    (409)   $ (61,026)
                      =========    =========    ---------






NET LOSS PER COMMON
   SHARE

       Basic          $    --      $    --
                      ---------    ---------



AVERAGE OUTSTANDING
   SHARES

        Basic           702,755      702,755
                      ---------    ---------













              The accompanying notes are an integral part of these
                             financial statements.



                                           SHAFT, INC.
                                     STATEMENTS OF CASH FLOWS
                        For the Three Months Ended March 31, 2002 and 2001
                and the period March 9, 1990 (date of inception) to March 31, 2002

------------------------------------------------------------------------------------------------


                                                                                     Period
                                                            Mar 31,    Mar 31,    Mar 9, 1990
                                                             2002       2001    to Mar  31, 2002
                                                           --------   --------  ----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $ (1,634)  $   (409)   $(61,026)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes in accounts payable                          --       (1,400)       --
          Capital stock issued for services and expenses       --         --        18,000
          Contributions to capital - expenses                 1,634      1,809       5,846


          Net Cash From (Used) in Operations                   --         --       (37,180)
                                                           --------   --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                               --         --           --
                                                           --------   --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                      --         --        37,180


   Net Increase (Decrease)  in Cash                            --         --          --

   Cash at Beginning of Period                                 --         --          --
                                                           --------   --------    --------

   Cash at End of Period                                   $   --     $   --      $   --
                                                           ========   ========    ========



NONCASH FLOWS FROM OPERATING ACTIVITIES

    Issuance of 160,000 shares for services - 1991         $  8,000
                                                           --------
    Issuance of 200,000 shares for expenses - 2000           10,000
                                                           --------
       Contributions to capital - expenses                    5,846
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


Income Taxes
------------

On March 31, 2002, the Company had a net operating loss carry forward of $61,026. The tax benefit of approximately $18,308 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2007 through 2023.


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


Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock split.

                                   SHAFT, INC.
                    NOTES TO FINANCIAL STATEMENTS - continued

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments considered by management to be their estimated fair values.


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


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 30% of the common stock issued by the Company and have made contributions to the capital of the Company by payment of expenses in the amount of $5,846.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is no working capital for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term debt, and contributions to capital by officers, which will enable the Company to conduct operations for the coming year.

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

                                              Shaft, Inc.
                                              [Registrant]



                                               S/ David Williams
                                               ---------------------------------
                                               David Williams - President


                                               S/ Christina Williams
                                               ---------------------------------
                                               Christina Williams - Treasurer


May 9, 2002