Form 10QSB
period 2002-06-30
SHAFT INC
filed 2002-08-14
CIK 1126426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June  30, 2002
                                    ---------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   ----------------    --------------

     Commission File number         0-31783
                            --------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

             Class                         Outstanding as of June 30, 2002
           ---------                       --------------------------------
      Common  Stock, $0.001                            702,755


                                       INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART I.
    ITEM 1.    Financial Statements (unaudited)...................................3

               Balance Sheets.....................................................4
                  June 30, 2002 and December 31, 2001

               Statements of Operations
                  For the three and six  months ended June  30, 2002 and 2001 ....5 and the period March 9, 1990 to June 30, 2002

               Statements of Cash Flows
                   For the six months ended June 30, 2002 and 2001................6 and the period March 9, 1990  to June 30, 2002

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


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Shaft, Inc. ( development stage company) at June 30, 2002 and December 31 2001, and the related statements of operations and the statements of cash flows for the three and six months ended June 30, 2002 and 2001 and the period March 9, 1990 to June 30, 2002, have been prepared by the Company's management in conformity with accounting principles. generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                   SHAFT, INC.
                                 BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

--------------------------------------------------------------------------------


                                                            Jun 30,     Dec 31,
                                                             2002        2001
                                                           --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

        Total Current Assets                               $   --      $   --
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                        $   --      $   --
                                                           --------    --------

       Total Current Liabilities                               --          --
                                                           --------    --------

STOCKHOLDERS' EQUITY

   Common stock
       100,000,000 shares authorized at $0.001 par value;
       702,755 issued and outstanding                           703         703

   Capital in excess of par value                            60,920      58,689

   Accumulated deficit during the development stage         (61,623)    (59,392)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --          --
                                                           --------    --------

                                                           $   --      $   --
                                                           ========    ========



              The accompanying notes are an integral part of these
                             financial statements.




                                       SHAFT, INC.
                                STATEMENTS OF OPERATIONS
                For the Three and Six Months Ended June 30, 2002 and 2001
            and the period March 9, 1990 (date of inception) to June 30, 2002
----------------------------------------------------------------------------------------




                           Three Months               Six Months
                      ----------------------    ----------------------      Period
                       Jun 30,       Jun 30,      Jun 30,      Jun 30,    Mar 9 1990
                        2002          2001         2002         2001    to Jun 30, 2002
                      ---------    ---------    ---------    ---------  ---------------
REVENUES              $    --      $    --      $    --      $    --      $    --

EXPENSES                    597          620        2,231        1,029       61,623
                      ---------    ---------    ---------    ---------    ---------

NET LOSS              $    (597)   $    (620)   $  (2,231)   $  (1,029)   $ (61,623)
                      =========    =========    =========    =========    ---------






NET LOSS PER COMMON
   SHARE

       Basic          $    --      $    --      $    --      $    --
                      ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING
   SHARES

        Basic           702,755      702,755      702,755      702,755
                      ---------    ---------    ---------    ---------










                  The accompanying notes are an integral part of these
                                 financial statements.



                                          SHAFT, INC.
                                    STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30, 2002 and 2001
               and the period March 9, 1990 (date of inception) to June 30, 2002

-------------------------------------------------------------------------------------------------------------------


                                                                                     Period
                                                            Jun 30,     Jun 30,    Mar 9, 1990
                                                             2002        2001    to Jun  30, 2002
                                                           --------    --------  ----------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                $ (2,231)   $ (1,029)     $(61,623)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes in accounts payable                          --        (1,400)         --
          Capital stock issued for services and expenses       --          --          18,000
          Contributions to capital - expenses                 2,231       2,429         6,443


               Net Cash From (Used) in Operations              --          --         (37,180)
                                                           --------    --------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                               --          --            --
                                                           --------    --------      --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                      --          --          37,180


   Net Increase (Decrease)  in Cash                            --          --            --

   Cash at Beginning of Period                                 --          --            --
                                                           --------    --------      --------

   Cash at End of Period                                   $   --      $   --        $   --
                                                           ========    ========      ========



NONCASH FLOWS FROM OPERATING ACTIVITIES

    Issuance of 160,000 shares for services - 1991         $  8,000
                                                           --------
    Issuance of 200,000 shares for expenses - 2000           10,000
                                                           --------
    Contributions to capital - expenses                       6,443
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

Income Taxes
------------

On June 30, 2002, the Company had a net operating loss carry forward of $61,623. The tax benefit of approximately $18,487 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2007 through 2023.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 30% of the common stock issued by the Company and have made contributions to the capital of the Company by payment of expenses in the amount of $6,443.

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

                                                Shaft, Inc.
                                                [Registrant]




                                                S/ Jennifer Harris
                                                --------------------------------
                                                Jennifer Harris - President


                                                S/ Christina Williams
                                                --------------------------------
                                                Christina Williams - Treasurer
August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Shaft, Inc. (the "Company") on Form 10- QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jennifer Harris, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





S/ Jennifer Harris
-----------------------
Chief Executive Officer
August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Shaft, Inc. (the "Company") on Form 10- QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christina Williams, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





S/ Chistina Williams
-----------------------
Chief Financial Officer

August 13, 2002