Form 10QSB
period 2002-09-30
SHAFT INC
filed 2002-11-14
CIK 1126426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September  30, 2002
                               ----------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -----------------


Commission File number       0-31783
                       -----------------

                                   SHAFT, INC.
                                   -----------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0660287
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East 4800 South Suite 100,  Salt Lake City, Utah            84117
------------------------------------------------------         ------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                         _______________________________
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to ssuch filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

               Class               Outstanding as of September 30, 2002
             ---------             ------------------------------------
        Common  Stock, $0.001                  702,755





                                                INDEX

                                                                                       Page
                                                                                      Number
PART I.

     ITEM 1.    Financial Statements (unaudited)........................................3

                Balance Sheets..........................................................4
                   September 30, 2002 and December 31, 2001

                Statements of Operations
                   For the three and nine  months ended September  30, 2002 and 2001 ...5 and the period March 28, 1983 to September 30, 2002

                Statements of Cash Flows
                    For the nine months ended September 30, 2002 and 2001...............6 and the period March 28, 1983  to Sepember 30, 2002


                Notes to Financial Statements...........................................7

     ITEM 2.    Plan of Operations......................................................9

PART II.        Exhibits................................................................9

                Signatures..............................................................9




                                                   -2-

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Shaft, Inc. ( development stage company) at September 30, 2002 and December 31 2001, and the related statements of operations and the statements of cash flows for the three and nine months ended September 30, 2002 and 2001 and the period March 9, 1990 to September 30, 2002, have been prepared by the Company's management in conformity with accounting principles. generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                   SHAFT, INC.
                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

-------------------------------------------------------------------------------


                                                            Sept 30,    Dec 31,
                                                              2002       2001
                                                            --------   --------

ASSETS
CURRENT ASSETS

   Cash                                                     $   --     $   --
                                                            --------   --------

        Total Current Assets                                $   --     $   --
                                                            ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                         $   --     $   --
                                                            --------   --------

       Total Current Liabilities                                --         --
                                                            --------   --------

STOCKHOLDERS' EQUITY

   Common stock
       100,000,000 shares authorized at $0.001 par value;
       702,755 issued and outstanding                            703        703

   Capital in excess of par value                             61,533     58,689

   Accumulated deficit during the development stage          (62,236)   (59,392)
                                                            --------   --------

       Total Stockholders' Equity (deficiency)                  --         --
                                                            --------   --------

                                                            $   --     $   --
                                                            ========   ========



              The accompanying notes are an integral part of these
                             financial statements.




                                   SHAFT, INC.
                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2002 and 2001
     and the period March 9, 1990 (date of inception) to September 30, 2002
----------------------------------------------------------------------------------------




                            Three Months             Nine Months
                            ------------            -----------              Period
                       Sept 30,     Sept 30,    Sept 30,      Sept 30,    Mar 9 1990
                         2002        2001         2002          2001    to Sept 30, 2002
                      ---------    ---------    ---------    ---------  ----------------
REVENUES              $    --      $    --      $    --      $    --      $         --

EXPENSES                    613          613        2,844        1,642            62,236
                      ---------    ---------    ---------    ---------    --------------

NET LOSS              $    (613)   $    (613)   $  (2,844)   $  (1,642)   $      (62,236)
                      =========    =========    =========    =========    --------------






NET LOSS PER COMMON
   SHARE

       Basic          $    --      $    --      $    --      $    --
                      ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING
   SHARES

        Basic           702,755      702,755      702,755      702,755
                      ---------    ---------    ---------    ---------














              The accompanying notes are an integral part of these financial statements.

                                                -5-




                                                   SHAFT, INC.
                                            STATEMENTS OF CASH FLOWS
                              For the Nine Months Ended September 30, 2002 and 2001
                     and the period March 9, 1990 (date of inception) to September 30, 2002

---------------------------------------------------------------------------------------------------------------


                                                                                                   Period
                                                                       Sept 30,    Sept 30,      Mar 9, 1990
                                                                         2002        2001     to Sept 30, 2002
                                                                       --------    --------    --------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                            $ (2,844)   $ (1,642)   $      (62,236)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes in accounts payable                                      --        (1,400)             --
          Capital stock issued for services and expenses                   --          --
                                                                                                       18,000
          Contributions to capital - expenses                             2,844       3,042             7,056


             Net Cash From (Used) in Operations                            --          --             (37,180)
                                                                       --------    --------    --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                                           --          --                --
                                                                       --------    --------    --------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock                                  --          --              37,180


   Net Increase (Decrease)  in Cash                                        --          --                --

   Cash at Beginning of Period                                             --          --                --
                                                                       --------    --------    --------------

   Cash at End of Period                                               $   --      $   --      $         --
                                                                       ========    ========    ==============



NONCASH FLOWS FROM OPERATING ACTIVITIES

    Issuance of 160,000 shares for services - related parties - 1991    $  8,000
                                                                        --------
    Issuance of 200,000 shares for expenses - related parties - 2000     10,000
                                                                        --------
   Contributions to capital - expenses - related parties - 1990-2002      7,056
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


Income Taxes
------------

On September 30, 2002, the Company had a net operating loss carry forward of $62,236. The tax benefit of approximately $18,671 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover expires in the years from 2007 through 2023.


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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 30% of the common stock issued by the Company and have made contributions to the capital of the Company by payment of expenses in the amount of $7,056.

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


                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certifications, dated November 13, 2002, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                Shaft, Inc.
                                                [Registrant]


                                                 S/ Jennifer Harris
                                                 ---------------------
                                                 Jennifer Harris - President


                                                 S/ Christina Williams
                                                 ---------------------
                                                 Christina Williams - Treasurer

November 13 , 2002

                                 CERTIFICATIONS

 I, as President and Chief Executive Officer, certify that:

 1. I have reviewed this quarterly report on Form 10-QSB of the Company;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                       S/ Jennifer Harris
                                              ----------------------------------
                                              Jennifer Harris, President & CEO

I, as Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




 Date: November 13  , 2002                S/ Christina Williams
                                          --------------------------------------
                                          Christina Williams, Treasurer & CFO