Form 10KSB
period 2002-12-31
ELEGANT CONCRETE INC
filed 2003-04-15
CIK 1126426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB


  (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2002
                                             ------------------

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from __________to _________


                         Commission File number 0-31783
                                                -------

                             ELEGANT CONCRETE, INC.
                              (Formerly Shaft Inc.)
                         -------------------------------
               (Exact name of registrant as specified in charter)

                Nevada                                        87-0660287
 -------------------------------------------           -------------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
           or organization

                     20 Old Turnpike Road, Nanuet, NY 10954
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

           Issuer's telephone number, including area code 845-623-6888
    -------------------------------------------------------------------------
          Securities registered pursuant to section 12 (b) of the Act:

                               Title of each class
                    Name of each exchange on which registered
    ------------------------------------------------------------------------

Securities registered pursuant to section 12 (g) of the Act:
                                     Common
                    ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [ ] (2) Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:  $ -0-

State the aggregate market value of the voting stock held by nonaffiliated of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At December 31, 2002, the aggregate market value of the voting stock held by non affiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2002, the registrant had 702,755 shares of common stock issued and outstanding.

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

Portions of the Elegant  Concrete,  Inc.'s definitive  Information  Statement on
Schedule 14C furnished to stockholders are incorporated by reference in Part III of this Form 10-KSB. Such definitive information statement was filed with the Commission on January 22, 2003.



                                          TABLE OF CONTENTS


PART I.........................................................................................Page
ITEM 1. DESCRIPTION OF BUSINESS..................................................................4
-----

ITEM 2. DESCRIPTION OF PROPERTY..................................................................8
------

ITEM 3. LEGAL PROCEEDINGS........................................................................8
-----

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS........................................8
------

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ................................8
------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................10

ITEM 7. FINANCIAL STATEMENTS.....................................................................10
------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....10
------

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH
------  SECTION 16 (a) OF THE EXCHANGE ACT ......................................................11

ITEM 10. EXECUTIVE COMPENSATION..................................................................13
-------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
-------  SHAREHOLDER MATTERS ....................................................................14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................15
-------

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K........................................................15
-------


FORWARD LOOKING STATEMENTS

     Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Elegant Concrete, Inc. (the "Company") operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. These statements can be identified by the use of words like "expect", "anticipate", "estimate" and "believe", variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the factors discussed in the section entitled "Description of Business--Risk Factors."


                                     PART I.

 ------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
 ------------------------------------------------------------------------------

History and Organization.

General.

The Company was incorporated under the laws of the state of Nevada on March 9, 1990 with authorized common stock of 2,500 shares with no par value with the name "Bucharoom Inc." and on July 21, 2000 the authorized common stock was increased to 100,000,000 shares with a par value of $0.001 with a name change to "Shaft, Inc." On July 21, 2000 the Company completed a forward stock split of two hundred shares for each outstanding share. The Company was inactive from 1992 through 2002. This report has been prepared showing after stock split shares with a par value of $0.001 from inception.

Business.

Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations through December 31, 2002.

On January 6, 2003, the Company consummated the acquisition (the "Acquisition") of all of the outstanding shares of Elegant Concrete Technologies, Inc., a New York corporation ("Elegant"), pursuant to an Agreement and Plan of
Reorganization (the "Agreement") among the Company, Elegant, and the shareholders of Elegant ("Shareholders").

Elegant is a privately held corporation engaged in the business of engraving permanent patterns into existing concrete mostly for exterior floors and patios. The engraved patterns look like tile, but cost significantly less. Elegant was organized under the laws of the State of New York on April 3, 2002. It recorded approximately $200,000 in net sales from inception through December 31, 2002. Elegant began operations in the New York City metropolitan region during 2002, and plans to expand regionally throughout the country and abroad. Such expansion is based on the ability of Elegant to obtain the necessary financing; however there are no assurances that such financing can be obtained.

The Company delivered at the closing (the "Closing") of the Acquisition 500,000 restricted shares of its common stock in exchange for 166 2/3 shares of Elegant common stock, which represents all of the outstanding shares of common stock of Elegant, par value $1.00, in what was intended to be a tax-free reorganization. The Company made certain representations and warranties in the Agreement, which were confirmed by the officers and directors of the Company. The Company paid no separate consideration for such confirmation. Also pursuant to the Acquisition, the shareholders, directors and officers of the Company contributed 208,755 shares of common stock of the Company as capital. After the Acquisition, the Company had 994,000 shares of common stock issued and outstanding.

The Board of Directors and the Shareholders of the Company approved a name change to "Elegant Concrete, Inc." and forward stock split of the Company's common stock, par value $.001 per share ("Common Stock"), whereby each outstanding share of Common Stock was converted and changed into ten (10) shares of Common Stock. The Board of Directors approved the forward stock split on January 6, 2003, and such a split became effective on February 10, 2003. Stockholders of record received ten (10) shares of Common Stock for every one share of Common Stock which was held as of the record date. After the stock split, the Company had 9,940,000 shares of Common Stock issued and outstanding.

Principal Products and Services.

Through December 31, 2002, the only activities conducted by the Company were to manage its limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company would be issued or exchanged.

Competitive Business Conditions.

See "Risk Factors" below.

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

Number of Employees.

In the most recent three (3) fiscal years the Company has had no full-time employees. As of the date hereof, the Company has approximately ten (10) full-time employees.

Risk Factors.

The Company's business and investment in its securities is subject to a number of risks which, in addition to ordinary business risks, include the following:

1.       COMPANY HAS NO HISTORY OF EARNINGS

The Company has only recently entered into the business of engraving permanent patterns into existing concrete mostly for exterior floors and patios and has a limited history of revenues or earnings from such activities. The Company may not be successful in securing customers for its business. There is no assurance that the Company will generate either revenues or earnings from any existing customers and contracts or from any other customers or contracts that it may enter into in the future.

The Company is at an early stage of entering the commercial marketplace. The Company's future operating results are subject to a number of risks, including its ability to implement its strategic plan, to attract a niche customer and to raise sufficient financing as required. Management's inability to effectively guide the Company's growth (including implementing appropriate systems, procedures and controls) could have an adverse effect on the Company's financial condition and operating results.

2.       UNCERTAINTY OF ADDITIONAL CAPITAL

Although the Company currently has cash flows, it does not anticipate achieving significant cash flows from operations until Spring 2003. Therefore, the Company's financial position for at least the next three (3) months is contingent on its ability to raise money through equity or debt financing to meet the financial needs that are not funded from operations. The Company has entered into a temporary financing agreement. Under the terms of the six (6) month financing agreement, the Company has the ability to borrow up to $1,000,000 in the form of a revolving line of credit. The borrowings are collateralized by all of the Company's assets, including those acquired after 12/31/02. The line of credit bears a variable interest rate ranging from the prime rate plus .75% to the prime rate plus 1.50%.

The Company cannot offer assurances that funds will be raised when it requires them or that the Company will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent the Company's planned development and projects, which could adversely affect the Company's business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders is likely to occur.

3.       COMPETITION

The Company faces direct competition from a number of other companies. Many of the Company's competitors may have established track records and customer bases in the concrete engraving business. As a relatively new company entering into the marketplace, the Company has not yet established a long-standing reputation or substantial market presence in the industry and there is no assurance that it will. The Company has no patented technology to prevent direct competitors from competing.

4.       DEPENDENCE ON KEY PERSONNEL AND PROGRAMMING STAFF

The Company is highly dependent on key members of its management and its staff. The loss of the services of any of them may adversely affect its ability to achieve its business plan. Although management believes that the Company will be successful in attracting and retaining skilled personnel and management, it can offer no assurance that the Company can accomplish this objective on acceptable terms.

5.       THE COMPANY'S STOCK PRICE MAY BE VOLATILE

In recent years and months, the U.S. stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performances of specific companies, have had a substantial effect on the market price of stocks. It is also possible that the Company's operating results will not meet the expectations of its public market analysts, which could have an adverse effect on the trading price of its common shares. Accordingly, the market price for the Company's Common Stock may fluctuate substantially.

The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol "ELGC". The market price of the Company's Common Stock could fluctuate substantially due to a variety of factors, including market perception of its ability to achieve its planned growth, the trading volume in its Common Stock, changes in general conditions in the economy, the financial markets or other developments affecting the Company or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations.

Penny Stock Regulation.
----------------------

Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Exchange. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ provided that current price and volume information with respect to transactions in such securities is provided by the exchange or trading system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. the Company's securities are presently subject to the penny stock rules, and, as a result, investors may find it more difficult to sell its securities.


6.   THE COMPANY DOES NOT PLAN TO PAY DIVIDENDS

The Company has not yet realized positive net income and has not, since incorporation, paid dividends. The Company expects to use any earnings to fund it ongoing operations and to fund future business development.

7.   MANAGEMENT OF RAPID GROWTH AND LIMITED OPERATING EXPERIENCE

The Company anticipates that the management of its growth will be a key challenge. Failure to effectively meet this challenge could have a material adverse effect on its operating results. There is no assurance that, if the Company's business grows rapidly, the Company will be able to manage such growth successfully.

8.   SHARES ELIGIBLE FOR FUTURE SALE

As of the date hereof, the Company had outstanding 9,940,000 shares of common stock, $1.00 par value per share (the "Common Stock ") of which 4,940,000 shares were eligible for resale without restriction. In addition, there are 5,000,000 shares of Common Stock held by directors, officers and others which will be eligible for resale pursuant to Rule 144 of the Securities Act (but subject to the relevant volume limitations). Under those exemptions such shares will generally be available for resale in the U.S. one year from the date of respective issuance. This influx of shares eligible to be on the public market may adversely affect the market price of the Company's shares and could affect the amount of trading in such shares.


--------------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

The Company's does not own any property.

The Company leases 4,000 square feet of commercial space at Island Park, NY. This facility houses the Company's operations. The Company entered into its lease in January 2003 and the lease expires in January 2008. The Company's current monthly rent payment at the above-mentioned premises is $2,700.

The Company believes that existing facilities are adequate for its needs. Should the Company require additional space at that time, or prior thereto, the Company believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2002.


                                     PART II

--------------------------------------------------------------------------------
                                     ITEM 5.
            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


Market Information.

There was no "public market" for shares of common stock of the Company through February 10, 2003. Commencing on February 10, 2003, the Company's shares began trading via the OTC Bulletin Board of the National Association of Securities Dealers. However, no assurance can be given that any market for the Company's common stock will continue or that any additional market will develop or be maintained.

The ability of an individual shareholder to trade shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in such state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

See DESCRIPTION OF BUSINESS--RISK FACTORS--5. "The Company's stock price may be volatile" above.

Holders.

The number of record holders of the Company's common stock as of the date of this report is approximately 25. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray-Holiday Rd., Salt Lake City, Utah 84117.

Sales of "Unregistered" and "Restricted" Securities over the Past Three Years.

In July of 2000, in a private transaction, the Company sold 8,755 shares to David Williams, Christina Williams and Jennifer Harris to fund certain expenses of the Company. In September of 2000, in a private transaction, the Company sold 100,000 shares each to David Williams and Jennifer Harris in order to pay outstanding payables and pay for the costs of filing the related registration. These transactions are deemed exempt pursuant to Section 4(2) of the Act. Further, the Company issued 500,000 restricted shares of Common Stock to Mr. Hillsberg, Mr. Costanzo and Hudson One Enterprises on January 6, 2003. All of these transactions occurred before the Company's forward stock split took effect.

-------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------------------

The Company had not engaged in any material operations or had any revenues from operations from inception through December 31, 2002. Having completed a business combination during January 2003, the Company now provides a niche service to both the commercial and residential decorative concrete market. The Company offers many decorative concrete techniques, such as stamping, stenciling, engraving or application of acid stains. In these applications a permanent pattern is engraved or stamped into new or existing concrete. The classical rich beauty of cobblestone, marble, curved brick or tile is achieved with new or existing concrete for a lower cost of brick or other hard surface products. Elegant Concrete Inc. has an aggressive growth plan which includes the opening of additional corporate locations, as well as the franchising of the Company's unique system and planned expansion to the overseas marketplace.

Liquidity and Capital Resources.

As of December 31, 2002 the Company had no assets. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by contributions to capital from its officers and directors.

Effective January 2003, the Company entered into a temporary financing agreement. Under the terms of the six-month financing agreement, the Company has the ability to borrow up to $1,000,000 in the form of a revolving line of credit. The borrowings are collateralized by all of the Company's assets, including those acquired after 12/31/02. The line of credit bears a variable interest rate ranging from the prime rate plus .75% to the prime rate plus 1.50%.

On February 25, 2003, the Company announced the signing of a non-binding Letter of Intent (LOI) with Tianqi Real Estate Co., LTD (Tianqi) of Ningbo, China for the purpose of expanding the Company's operations to South East Asia. The LOI stipulates that Tianqi will make an investment of up to $1 million into the Company. The LOI further stipulates that, Tianqi will have exclusive contractor rights to apply the Company's processes in China and sections of Taiwan and the Company is to provide Tianqi with training and support on all of the Company's application processes. The agreement is scheduled to be closed on or before April 25, 2003.

Results of Operations.

The Company had no operations for the year ended December 31, 2002.

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

--------------------------------------------------------------------------------
                                     ITEM 8.
         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     (a) (1) The Registrant has decided not to engage Andersen, Andersen & Strong, L.C. ("Andersen") to serve as the Company's independent accountant for the audit of its financial statements for the year ended December 31, 2002.

     (2) Andersen's reports on the Registrants' financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     (3) The decision not to engage Andersen as its independent accountant was made by the Registrant's Board of Directors on January 6, 2003.

     (4) In connection with the audits for the two most recent fiscal years and through the effective date of the dismissal, there have been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference thereto in its report on the Registrants' financial statements.

     (b) (1) The Registrant engaged the firm of Sacher & Co., P.C. to serve as the Registrant's independent accountant for year 2002.

     (2) The decision to engage Sacher & Co., P.C. to serve as the Registrant's independent accountant for fiscal year 2002 was made by the Registrant's Board of Directors on January 6, 2003.

     (3) At no time during the Registrant's fiscal years 2001 or 2002 or since has the Registrant or anyone acting on the Registrant's behalf consulted with Sacher & Co., P.C. or Andersen, Andersen & Strong L.C., regarding (a) the application of accounting principles to a specified transaction; (b) the type of audit opinion that might be rendered on the Registrant's financial statements; or (c) any matter that was the subject of a disagreement as defined in Section 304(a)(1)(iv) and its related instructions of Regulation S-K, or a reportable event as described in Section 304(a)(1)(v) of Regulation S-K.

                                    PART III


--------------------------------------------------------------------------------
                                     ITEM 9.
  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE
                     WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

The information required by this Item is incorporated by reference from the Company's definitive Information Statement filed with the Exchange on January 22, 2003 ("Company's Definitive Statement").

Compliance with Section 16(a) of the Exchange Act.

         The Company knows of no person who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person") who failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.


--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required by this Item is incorporated by reference from the Company's Definitive Statement.


--------------------------------------------------------------------------------
                                    ITEM 11.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The information required by this Item is incorporated by reference from the Company's Definitive Statement.


--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by this Item is incorporated by reference from the Company's Definitive Statement.

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:



Title of Document                                                              Page
-----------------                                                              ----
Elegant Concrete, Inc.'s Definitive Information Statement of January 22, 2003   16

Report of Sacher & Co., PC Certified Public Accountants for 2002                26

Report of Predecessor Accountants for 2001                                      27

Balance Sheet as of December 31, 2002                                           28

Statements of Operations for years ended December 31, 2002,
and 2001                                                                        29

Statements of Changes in Stockholders' Equity for the period
      March 9, 1990 to December 31, 2002                                        30

Statements of Cash Flows for the years ended December 31, 2002,
      and 2001                                                                  31

Notes to Financial Statements                                                   32



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

                                   ELEGANT CONCRETE, INC.
                                   (Registrant)


                                  By: /s/ Alan Hillsberg

                                   -------------------------------
                                   Alan Hillsberg
                                   President and Director

Dated: 15th day of April, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April, 2003.


/s/ Alan Hillsberg
------------------------------------
Alan Hillsberg
Director and Chief Executive Officer



/s/ Anthony Costanzo
------------------------------------
Anthony Costanzo
Director and Treasurer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Elegant Concrete, Inc, a Nevada corporation (the "Company"), on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Alan Hillsberg, Chief Executive Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/      Alan Hillsberg
-------------------------------
Alan Hillsberg
Chief Executive Officer
April 15, 2003




                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Elegant Concrete, Inc, a Nevada corporation (the "Company"), on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Anthony Costanzo, Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
4. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/      Anthony Costanzo
-------------------------------
Anthony Costanzo
Chief Financial Officer
April 15, 2003

                                  SCHEDULE 14C

                                 (RULE 14C-101)

                  INFORMATION REQUIRED IN INFORMATION STATEMENT

                            SCHEDULE 14C INFORMATION

                 INFORMATION STATEMENT PURSUANT TO SECTION 14(c)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Filed by Registrant                       [X]
Filed by Party other than the Registrant  [ ]

Check the appropriate box:

[ ]  Preliminary Information Statement

[ ] Confidential, for the use of the Commission Only (as permitted by Rule 14c-5(d)(2))

[x]  Definitive Information Statement

                                   SHAFT, INC.
                  (Name of Registrant As Specified in Charter)

Payment of Filing Fee (Check the appropriate box):

[X] No Fee required.

[ ] Fee computed on table below per Exchange Act Rules 14c-5(g) and 0-11.

     (1)  Title of each class of securities to which transaction applies:

     (2)  Aggregate number of securities to which transaction applies:

     (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):

     (4)  Proposed maximum aggregate value of transaction:

     (5)  Total fee paid:

[ ] Fee paid previously with preliminary materials

[ ] Check box if any part of the fee is offset as  provided  by  Exchange  Act
    Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

     (1)  Amount Previously Paid:

     (2)  Form, Schedule or Registration Statement No.:

     (3)  Filing Party:

     (4)  Date Filed:


                                ----------------
                                   Shaft, Inc.
                              20 Old Turnpike Road
                             Nanuet, New York 10954
                                ----------------

                              INFORMATION STATEMENT
                           AND NOTICE OF ACTIONS TAKEN
                 BY WRITTEN CONSENT OF THE MAJORITY STOCKHOLDERS

General Information

This information is being provided to the shareholders of Shaft, Inc. (the "Company") in connection with our prior receipt of approval by written consent, in lieu of a special meeting, of the holders of a majority of our common stock authorizing the Company to:

         1. Effect a forward stock split of the Company's outstanding Common Stock at a ratio of ten-for-one as discussed in the accompanying Information Statement;

         2. Amend the Company's Articles of Incorporation to effect a name change to "Elegant Concrete, Inc.", and change the address for the Company's principal place of business to 20 Old Turnpike Road, Nanuet, NY 10954;

         3. Reduce the Board of Directors of the Company to two directors;

         4. Approve the form, terms and provisions of the Employment Agreements between the Company and Alan Hillsberg and Anthony Costanzo; and

         5. Approve the form, terms and provisions of the Incentive Stock Option Agreement, and authorize the officers of the Company to execute and deliver, on behalf of the Company, such an Incentive Stock Option Agreement.

The shareholders holding shares representing approximately 98.5% of the votes entitled to be cast at a meeting of the Company's shareholders consented in writing to the proposed actions. The consent by the shareholders will not become effective until 20 days from the date of the mailing of this Information Statement to our shareholders.

The elimination of the need for a special meeting of the shareholders to approve the actions set forth herein is authorized by Section 78.320 of the Nevada Revised Statutes, (the "Nevada Law"). This Section of Nevada Law provides that the written consent of the holders of outstanding shares of voting capital stock, having not less that the minimum number of votes which would be necessary to authorize or take the action at a meeting at which all shares entitled to vote on a matter were present and voted, may be substituted for the special meeting.

In order to eliminate the costs and management time involved in holding a special meeting and in order to effect the actions set forth herein as early as possible in order to accomplish the purposes of the Company, the Board of Directors of the Company voted to utilize the written consent of the majority shareholders of the Company.

The date on which this Information Statement was first sent to the shareholders is on or about January 21, 2003.

Outstanding Voting Stock of the Company and Statement that Proxies Are Not Solicited

The Certificate of Amendment to the Articles of Incorporation will not take effect until at least 20 days after the mailing of this Information Statement. This Information Statement is furnished solely for the purpose of informing our stockholders of this corporate action pursuant to the Securities Exchange Act of 1934, as amended, and the Nevada Law.

The Board of Directors fixed January 6, 2003 as the record date for the determination of stockholders entitled to receive this Information Statement (the "Record Date"). As of the Record Date, there were 994,000 shares of Common Stock issued and outstanding. The Common Stock constitutes the outstanding class of voting securities of the Company. Each share of Common Stock entitles the holder to one (1) vote on all matters submitted to shareholders. This information statement is being sent on January 21, 2003 to such holders of record.

WE ARE NOT ASKING YOU FOR A PROXY AND YOU ARE REQUESTED NOT TO SEND US A PROXY. This Information Statement is being sent to you for information purposes only. No action is requested nor required on your part.

QUESTIONS AND ANSWERS

Q:       What am I being asked to approve?

A: You are not being asked to approve anything. This Information Statement is being provided to you solely for your information. Shareholders holding a majority of the outstanding voting common stock of the Company have already agreed to:

         1. Effect a forward stock split of the Company's outstanding Common Stock at a ratio of ten-for-one as discussed in the accompanying Information Statement;

         2. Amend our Articles of Incorporation to effect a name change to "Elegant Concrete, Inc.", and change the address for the Company's principal place of business to 20 Old Turnpike Road, Nanuet, NY 10954;

         3. Reduce the Board of Directors of the Company to two directors;

         4. Approve the form, terms and provisions of the Employment Agreements between the Company and Alan Hillsberg and Anthony Costanzo; and

         5. Approve the form, terms and provisions of the Incentive Stock Option Agreement, and authorize the officers of the Company to execute and deliver, on behalf of the Company, such an Incentive Stock Option Agreement.

Q: Why have the Board of Directors and a majority of the shareholders agreed to approve these actions?

A: All of these actions are necessary to accomplish the terms of the Agreement and Plan of Reorganization (the "Reorganization") dated as of January 6, 2003, between the Company and Elegant Concrete Technologies, Inc. (hereinafter referred to as "Elegant").

Q:       What are the basic terms of the transaction with Elegant?

A: The Company delivered at the closing (the "Closing") of the Reorganization 500,000 restricted shares of its common stock in exchange for 167 2/3 shares of Elegant common stock, which represents all of the outstanding shares of common stock of Elegant, par value $1.00, in what is intended to be a tax-free reorganization. Pursuant to the Reorganization, the shareholders, directors and officers of the Company contributed 208,755 shares of common stock of the Company as capital. After the Acquisition, the Company now has 994,000 shares of common stock issued and outstanding. You will retain all of your present stockholdings in the Company.

Q:       What business is conducted by Elegant?

A: Elegant is a privately held corporation that intends to engage in business that involves engraving permanent patterns into existing concrete mostly for exterior floors and patios. The engraved patterns look like tile, but cost significantly less. Elegant is a developmental stage company, organized under the laws of the State of New York on April 3, 2002.

Q:       Are there risks involved in the transaction with Elegant?

A: Yes. The Company's success will be totally dependent upon the success of Elegant. Elegant is a developmental stage company. There are no assurances that Elegant's operations will be profitable after the Reorganization.


Security Ownership of Certain Owners and Management

The following table sets forth the Common Stock ownership information as of January 6, 2003, with respect to (i) each person known to the Company to be the beneficial owner of more that 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each person intending to file a written consent to the adoption of the actions set forth herein; and (iv) all directors, executive officers and designated shareholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of each person named.


Name of Beneficial               Number of Shares             Percent
Owner (1)                       Beneficially Owned         of Class (2)
-------------------------------------------------------------------------------
Alan Hillsberg                      300,000                    30.2%

Hudson One Enterprises             175,000                     17.6%

Todd Grisoff                        49,500                      4.9%

Robert Grisoff, Sr.                 49,474                      4.9%

Robert Grisoff, Jr.                 49,500                      4.9%

Karl Foust                          47,877                      4.8%

Warren Schaeffer                    45,079                      4.5%

Inna Ivanova                        45,000                      4.5%

Patricia Bailey                     40,000                      4.0%

Stephanie Schaeffer                 34,500                      3.5%

Steven Schaeffer                    34,200                      3.4%

Lindsay Ferrin                      26,850                      2.7%

Anthony Costanzo                    25,000                      2.5%

Gregory M. Spinder                  22,500                      2.3%

Jill L. Spinder                     22,500                      2.3%

Marlene Grisoff                     11,200                      1.1%

Vivianne D'Ascola                    1,000                      0.1%
Glovsky


ALL EXECUTIVE OFFICERS
AND DIRECTORS AS A                 325,000                     32.7%
GROUP (2 people)

Notes:

Except as otherwise indicated, the persons or entities named in the table have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them, subject to community property laws where applicable. Except as otherwise indicated, the address of each named executive officer, director and beneficial owner of more than 5% of the Company's Common Stock is c/o Elegant Concrete Technologies, Inc., 20 Old Turnpike Road, Nanuet, NY 10954,
Attn: CFO.

The ownership percentages set forth in the table are based on 994,000 shares of Common Stock outstanding as of January 6, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities where applicable.


Purpose and Effect of the Forward Stock Split

On January 7, 2003 the Company's Board of Directors announced its intention to undertake a 10 for 1 forward stock split (the "Stock Split"). On January 8, 2003, shareholder's holding shares representing 98.5 percent of the votes consented in writing to the Stock Split. This approval will not become effective until 20 days from the mailing of this Information Statement to the shareholders of the Company.

Upon filing of the Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State 20 days following the mailing of this Information Statement, the Stock Split will be effective, and each certificate representing shares of Common Stock outstanding immediately prior to the Stock Split (the "Old Shares") will be deemed automatically, without any action on the part of the shareholders, to represent ten times the number of shares of Common Stock after the Stock Split (the "New Shares").

The Board of Directors believes that this Stock Split is necessary to increase the marketability of the Company's common stock to prospective buyers and to enhance the liquidity of the common stock so the Company can have better access to the capital markets. Further, the Stock Split will provide the necessary infusion of capital that the Company believes it needs to make the recent reorganization with Elegant successful. This Stock Split will increase the number of issued and outstanding shares from 994,000 to 9,940,000.

The number of shares of capital stock authorized by the Articles of Incorporation will not change as a result of the Stock Split. The Common Stock issued pursuant to the Stock Split will be fully paid and non-assessable. The voting and other rights that presently characterize the Common Stock will not be altered by the Stock Split.

Although the Stock Split will not, by itself, impact the Company's assets or business, the Stock Split could result in a decrease in the aggregate market value of the Company's equity capital. The Board of Directors believes that this risk is outweighed by the benefits of the Stock Split.

Approval of the Reverse Split requires the affirmative consent of at least a majority of the outstanding shares of Common Stock. Shareholders holding a total of 979,180 shares of Common Stock, representing 98.5% of the outstanding shares of Common Stock, have already consented to the Stock Split.

There can be no assurance, nor can the Board of Directors of the Company predict what effect, if any, the Stock Split will have on the market price of the Company's Common Stock.

Purpose and Effect of the Proposed Name and Symbol Change

On January 6, 2003, the Board of Directors determined to change the name of the Company to Elegant Concrete, Inc. and to change the Company's NASDAQ trading symbol to ECTI, or any other similar symbol available through NASDAQ. The purpose of the name and proposed symbol change is to more accurately reflect the Company's business and its activities after the Reorganization.

Approval of the name change requires the affirmative consent of at least a majority of the outstanding shares of Common Stock of the Company. Shareholders holding a total of 979,180 shares of Common Stock (98.5%) have already consented to such changes.

Purpose and Effect of the Change in Company's Address
-----------------------------------------------------

On January 6, 2003, the Board of Directors determined to change the address of the principal place of business for the Company to 20 Old Turnpike Road, Naneut, NY 10954. The purpose of the change in address is because the Company, after the Reorganization, will be operating out of the New York region as its principal place of business, and having such an address change would provide shareholders and potential customers easier access to Company information and contact with Company personnel.

Approval of the address change requires the affirmative consent of at least a majority of the outstanding shares of Common Stock of the Company. Shareholders holding a total of 979,180 shares of Common Stock (98.5%) have already consented to such changes.

Purpose and Effect of the Decrease in Board of Directors
---------------------------------------------------------

Prior to the Reorganization, the Board of Directors elected Alan Hillsberg and Anthony Costanzo to stand as directors on the board. The Company has no reason to believe that any nominee will refuse to act or be unable to accept election. Each Director elected will serve until his or her term expires and until his or her successor has been duly elected and qualified.

The Bylaws of the Company give the Board of Directors the authority to determine the number of directors, to increase or decrease the number of directors and to fill vacancies or eliminate vacancies by resolution of the Board of Directors. The Board of Directors, by resolution dated January 3, 2003, had set the number of directors at three. Upon the resignation of Ms. Jennifer Harris on January 6, 2003, the Board consists of two members, Messrs. Hillsberg and Costanzo. As such, the Board by resolution dated January 7, 2003, pursuant to the powers outlined in the Company's Bylaws, has decreased the number of directors to two.

Information concerning the nominees for election as Directors is as follows:

Alan Hillsberg: Mr. Hillsberg is 46 years old and is an entrepreneur in the true sense of the word, over the past 20 years he has started numerous businesses and consequently sold them to move on to other business opportunities. In 1992, Mr. Hillsberg and partners started PTI holdings, a publicly traded company involved in the protective bicycle gear industry. Mr. Hillsberg consequently sold his interest in PTI to the new owners in 1994 as the company was emerging as an industry leader.

After PTI, Mr. Hillsberg started ShowCase Technologies, and developed hard shell cases to protect lap top computers. He again sold the company in 1999 for an undisclosed amount. At the same time, Mr. Hillsberg developed a technology company to guarantee top listings on Internet search engines. After selling Showcase he started Top Listing and sold that company in 2000.

Mr. Hillsberg spent much of 2001 in starting a web design company and researching the viability of Elegant as a business. After seeing the tremendous potential of the decorative concrete business he went to work full time developing the Elegant business model

Anthony Costanzo: Mr. Costanzo, age 33, is currently Chief Financial Officer of PTI Holding Inc. ("PTI"), an office held by Mr. Costanzo since October 1997. PTI is engaged in the business of designing, developing and marketing distinctive, high-performance men's athletic footwear for basketball, and related apparel bearing PTI's name and logo. Prior to becoming the CFO, he served as Treasurer of PTI Holding Inc. beginning in February 1995. Prior to joining PTI Holding, Mr. Costanzo worked in Public Accounting since graduating in 1991. He became a Certified Public Accountant in August 1993.

Approval of the reduction in the number of directors requires a majority of the votes cast by holders of the outstanding Common Stock of the Company. Shareholders holding a total of 979,180 shares of Common Stock (98.5%) have already consented to such changes, and such percentage represents a majority.

Purpose and Effect of Approving the Employment Agreements
---------------------------------------------------------

On January 7, 2003, the Board of Directors determined to approve the form, terms and provisions of Employment Agreements with Alan Hillsberg, the President of Elegant, and Anthony Costanzo, the Chief Financial Officer of Elegant.

Each of Messrs. Hillsberg and Costanzo will enter into an employment agreement (the "Employment Agreements") with the Company to become effective on the date of the Reorganization. The form of said Employment Agreements are attached hereto as Exhibits A and B, respectively. Pursuant to the Employment Agreements, Mr. Hillsberg will serve as President and Chief Executive Officer and will be paid an annual base salary of $250,000, and Mr. Costanzo will serve as Chief Financial Officer and Secretary and will be paid an annual base salary of $30,000. In addition, the Employees shall be eligible to receive annual performance bonuses in amounts to be determined by simple majority vote of the shareholders of the Company.

Mr. Hillsberg's Employment Agreement calls for a salary escalation on a sliding scale determined by the following: (i) if the Company is able to produce $750,000.00 in net profit, compensation is raised to $300,000 for that year;
(ii) if the Company is able to produce $1,000,000.00 in net profit, compensation is raised to $350,000 for that year; and (iii) if the Company is able to produce more than $1,200,000.00 net profit, compensation is raised to $400,000 for that year.

The Employment Agreements grant three options (each an "Annual Option") to purchase shares (as adjusted for all splits, recombinations, stock dividends and similar events occurring after the 10 for 1 split of the shares of the Common Stock of the Company to occur as detailed in this Information Statement), with Mr. Hillsberg having an option for 50,000 shares, and Mr. Costanzo having an option for 25,000 shares of the Common Stock of the Company. The Annual Options shall vest successively as follows: (i) the first Annual Option shall vest on the first anniversary of the date of the Employment Agreement, (ii) the second Annual Option shall vest on the second anniversary of the date of the Employment Agreement, and (iii) the third Annual Option shall vest on the third anniversary of the date of the Employment Agreement (in each case, the "Annual Option Vest Date"), provided that an Annual Option shall not vest and the Employee shall not be entitled to exercise all or any part of such Annual Option unless the Employee shall be an employee of the Company through the day before the Annual Option Vest Date for such Annual Option. The exercise price for each Annual Option shall be $1.00 per share (as adjusted for all splits, recombinations, stock dividends and similar events occurring after the 10 for 1 split of the shares of the Common Stock of the Company to occur as detailed in this Information Statement. Each Annual Option shall expire [five years] after the Annual Option Vest Date for such Annual Option.

The Employment Agreements further authorize the Company to issue additional options (each a "Discretionary Option") to the Employee upon the simple majority vote of the shareholders of the Company. Each Discretionary Option shall vest as determined by the shareholders of the Company at time of issuance (in each case, the "Discretionary Option Vest Date"), provided that an option shall not vest and the Employee shall not be entitled to exercise all or any part of such option unless the Employee shall be an employee of the Company through the day before the Discretionary Option Vest Date. The exercise price and expiration date for each Discretionary Option shall be set by the Board of Directors at the time of its issuance.

Under the terms of the Employment Agreements, if the Employee's employment with the Company is terminated by the Company other than for "cause" the terminated Employee will be entitled to continue to receive his base salary for 12 months following the date of termination.

Approval of the Employment Agreements requires the affirmative consent of at least a majority of the outstanding shares of Common Stock of the Company. Shareholders holding a total of 979,180 shares of Common Stock (98.5%) have already consented to such changes.

Purpose and Effect of Approving the Incentive Stock Option Plan
---------------------------------------------------------------

On January 7, 2003, the Board of Directors established and approved a new incentive stock option plan for the Company which will cover an estimated 300,000 shares of its Common Stock. The new incentive stock option plan is attached hereto as Exhibit C. It is expected that this stock option plan will be registered on Form S-8 with the Securities and Exchange Commission.

No Dissenter's Rights

Under  Nevada law, the  Company's  dissenting  shareholders  are not entitled to
appraisal  rights,   and  the  Company  will  not   independently   provide  our
shareholders with any such right.

Conclusion

As a matter of regulatory compliance, the Company is sending you this Information Statement which describes the purpose and effect of the actions set forth herein. As the requisite stockholder vote for the actions set forth herein, including any amendment to the Company's Articles of Incorporation as described in this Information Statement was obtained upon the delivery of the written consent of a majority of the shareholders, WE ARE NOT ASKING FOR A PROXY FROM YOU AND YOU ARE REQUESTED NOT TO SEND US ONE. This Information Statement is intended to provide the Company's stockholders information required by the rules and regulations of the Securities and Exchange Act of 1934.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by this undersigned hereunto duly authorized.

                          SHAFT, INC.

                          By: /s/ Alan Hillsberg
                             ---------------------
                          Name: Alan Hillsberg
                          Its: President

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Elegant Concrete, Inc.

We have audited the accompanying balance sheet of Elegant Concrete, Inc. (formerly known as Shaft, Inc.) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elegant Concrete, Inc. (formerly known as Shaft, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Sacher & Co., P.C.
-----------------------
Somers, New York
April 10, 2003

Board of Directors
Shaft, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the statements of operations, stockholders' equity deficiency, and cash flows of Elegant Concrete, Inc. (formerly known as Shaft, Inc.) for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, results of operations and cash flows of Elegant Concrete, Inc. (formerly known as Shaft, Inc.) for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Andersen Andersen & Strong, L.C.
------------------------------------
March 20, 2002
Salt Lake City, Utah

                              ELEGANT CONCRETE, INC
                         (Formerly known as Shaft, Inc.)
                                  BALANCE SHEET
                                December 31, 2002
                                     ASSETS




Total Current Assets and Total Assets                                  $   --
                                                                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES

Accounts payable                                                      $ 22,500
                                                                       -------

Total Current Liabilities                                               22,500
                                                                       -------


STOCKHOLDERS' EQUITY DEFICIENCY:
Common stock, $0.001 par value; authorized 100,000 shares,
issued and outstanding 702,755 shares                                      703
Capital in excess of par
                                                                        62,094
Deficit
                                                                       (85,297)
                                                                       -------

Total Stockholders' Equity Deficiency
                                                                       (22,500)
                                                                       -------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
                                                                       $   --
                                                                       =======

   The accompanying notes are an integral part of these financial statements.

                             ELEGANT CONCRETE, INC.
                         (Formerly known as Shaft, Inc.)
                             STATEMENT OF OPERATIONS
                     Years Ended December 31, 2002 and 2001





                                                       2002             2001
                                                     ---------        ---------



REVENUES                                             $    --          $    --



EXPENSES, GENERAL AND ADMINISTRATIVE                    25,905            2,255
                                                     ---------        ---------


NET LOSS                                             $ (25,905)       $  (2,255)
                                                     =========        =========






NET LOSS PER COMMON SHARE
Basic and Diluted                                    $   (0.04)       $   (0.00)
                                                     =========        =========

AVERAGE OUTSTANDING SHARES
Basic and Diluted                                      702,755          702,755
                                                     =========        =========




The accompanying notes are an integral part of these financial statements.

                             ELEGANT CONCRETE, INC.
                         (Formerly known as Shaft, Inc.)
                  STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
                     Years Ended December 31, 2002 and 2001


                                          Common Stock    Capital in
                                      ------------------  Excess of
                                       Shares    Amount   Par Value    Deficit
                                      --------  --------   --------   --------


Balance, January 1, 2001               702,755  $    703   $ 55,034   $(57,137)

Capital contributions                     --        --        3,655       --

Net loss, year ended December 31, 2001    --        --         --       (2,255)
                                      --------  --------   --------   --------

Balance, December 31, 2001             702,755       703     58,689    (59,392)

Capital contributions
                                          --        --        3,405       --

Net loss, year ended December 31, 2002    --        --         --      (25,905)
                                      --------  --------   --------   --------

Balance, December 31, 2002             702,755  $    703   $ 62,094   $(85,297)
                                      ========  ========   ========   ========





   The accompanying notes are an integral part of these financial statements.

                             ELEGANT CONCRETE, INC.
                         (Formerly known as Shaft, Inc.)
                             STATEMENT OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001


                                                           2002        2001
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVIITES

Net Loss                                                 $(25,905)   $ (2,255)

Adjustments to reconcile net loss to net cash (used in) operating activities:

Changes in accounts payable                                22,500      (1,400)
                                                         --------    --------

Net Cash (used in) Operating Activities                    (3,405)     (3,655)
                                                         --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES                         --          --

                                                         --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Capital contributions                                       3,405       3,655
                                                         --------    --------
Net Increase (Decrease) in Cash                              --          --
Cash, Beginning of Year                                      --          --
                                                         --------    --------

Cash, End of Year                                        $   --      $   --
                                                         ========    ========





The accompanying notes are an integral part of these financial statements.

                             ELEGANT CONCRETE, INC.
                         (Formerly known as Shaft, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Significant accounting policies:

     Company's activities:

     The Company was incorporated under the laws of the state of Nevada on March 9, 1990 and has remained inactive. During January, 2003, the Company changed its name from Shaft, Inc. to Elegant Concrete, Inc.

     Income taxes:

     Income taxes are determined under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and the tax basis of assets and liabilities.

     Use of estimates in the preparation of financial statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair value of financial instruments:

     The carrying amounts of financial instruments reported in the balance sheet approximate fair value due to their short-term maturities.

     Earnings (Loss) Per Share

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits.

     Reclassification:

     The statement of cash flows for the year ended December 31, 2001 has been reclassified to conform with the presentation for the year ended December 31, 2002.

2.   Subsequent Events:

     Business Combination:

     During January, 2003, the Company began operations when it acquired all of the issued and outstanding shares of Elegant Concrete Technologies, Inc. ("ECTI") in exchange for 500,000 shares of its common stock. For purposes of the business combination, the 500,000 shares issued have been valued at approximately $260,000.

     The acquisition gave rise to goodwill amounting to approximately $295,000. The Company does not believe that such goodwill is deductible for income tax purposes.

     ECTI commenced operations during April 2002 as a niche contractor that resurfaces and decorates concrete for commercial and residential properties located in the United States. ECTI offers many decorative concrete techniques, such as stamping, stenciling, engraving and application of acid stains. In these applications a permanent pattern is engraved or stamped into new or existing concrete. The classical rich beauty of cobblestone, marble, curved brick or tile is achieved with new or existing concrete at a lower cost than brick or other hard surface products.

     The condensed balance sheet of ECTI as of December 31, 2002 follows:

       Due from officer/shareholder...................................$ 77,917
       Other current assets..............................................4,597
                                                                         -----
       Total current assets.............................................82,514
       Machinery and equipment net......................................27,018
                                                                        ------
       Total assets..................................................$ 109,532
                                                                       =======

       Accounts payable and accrued expenses.........................$ 127,662
       Other current liabilities.........................................1,500
                                                                         -----
       Total current liabilities.......................................129,162
       Stockholders' equity deficiency.................................(19,630)
                                                                        ------
       Total liabilities and stockholders' equity deficiency...........109,532
                                                                       =======

     As part of the Agreement and Plan of Reorganization between the Company and ECTI, Company stockholders delivered 208,755 shares company Common Stock to the company.

     Debt and equity financings:

     Effective January 2003, ECTI entered into a temporary financing agreement. Under the terms of the six month financing agreement, ECTI has the ability to borrow up to $1,000,000 in the form of a revolving line of credit. The borrowings are collateralized by all of ECTI's assets. The line of credit bears a variable interest rate ranging from the prime rate plus .75% to the prime rate plus 1.50%.

     On February 25, 2003, the Company announced the signing of a non-binding Letter of Intent (LOI) with Tianqi Real Estate Co., LTD (Tianqi) of Ningbo, China for the purpose of expanding its operations to South East Asia. The LOI stipulates that Tianqi will make an investment of up to $1 million into ECTI. The LOI further stipulates that, Tianqi will have exclusive contractor rights to apply the ETCI processes in China and sections of Taiwan and that ECTI is to provide Tianqi with training and support on all of ECTI's application processes. The agreement is slated to be closed before April 25, 2003.

     Stock option plan:

     Subsequent  to  December  31,  2002,  the  Company  enacted  its 2003 Joint
     Incentive and Non-qualified Stock Option plan to become effective upon shareholder approval. Under the terms of the Plan, the amount of shares of common stock issued upon exercise of options granted can not exceed 300,000 shares.

3.   Capital contributions:

     During the years ended December 31, 2002 and 2001, Company stockholders made additional capital contributions to fund company expenses the amounts of $3,405 and $3,655, respectively.

4.   Income Taxes:

     The types of temporary differences and carry forwards that give rise to significant portions of net deferred tax and assets and liabilities pertain primarily to net operating loss carry forwards. At December 31, 2002, the Company has a net operating loss carryforward of approximately $85,000 available to reduce future taxable income expiring through year 2022. The net deferred tax asset of $25,589 at December 31, 2002 resulting from the differences and the carry forwards has been reduced by a valuation allowance of same amount to reflect management's estimate that there is a least a 50% chance that no deferred tax assets will be realized.

     Significant reconciling items between the income tax provisions and the income taxes computed by applying the statutory federal income tax rate to income before income taxes are primarily attributable to the valuation allowance.

     The significant components of the income tax provision are presented below:

                                        2002          2001
                                      --------      --------

     Deferred income tax benefits     $ 25,589      $ 17,818
     Valuation allowance               (25,589)      (17,818)
                                      --------      --------
                                      $   --        $   --