Form 10QSB
period 2003-03-31
ELEGANT CONCRETE INC
filed 2003-05-20
CIK 1126426

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D. C. 20549


 FORM 10-QSB - Quarterly or Transitional Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934 Quarterly or Transitional Report


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE; ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

          ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE; ACT OF 1934


                        Commission File number 000-31783
                                               ---------

                             ELEGANT CONCRETE, INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

                         Nevada                       87-0660287
                   ------------------           -----------------------
             (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)       Identification No.)

                     20 Old Turnpike Road, Nanuet, NY 10954
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  845-623-6888
                               -------------------
               Registrant's telephone number, including area code

                                  ------------
     (Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

 -------------------------------------------------------------------------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date



                          Class           Outstanding as of March 31, 2003
                        ---------         -------------------------------
                   Common  Stock, $0.001             9,940,000

INDEX




PART I.

     ITEM 1.      Financial Statements (unaudited)...........................3

                  Balance Sheets.............................................5
                  March 31, 2003

                  Statements of Operations
                  For the three months ended March 31, 2003 and 2002.........6

                  Statements of Cash Flows
                  For the three months ended March 31, 2003 and 2002 ........7

                  Notes to Financial Statements..............................8

     ITEM 2.      Management's Discussion and Analysis.......................12


PART II

     ITEM 1.      Legal Proceedings ........................................ 14

     ITEM 2.      Changes in Securities and Use of Proceeds..................

     ITEM 3.      Defaults upon Senior Securities............................

     ITEM 4.      Submission of Matters to a Vote of Security Holders........

     ITEM 5.      Other information..........................................

     ITEM 6.      Exhibits and Reports on Form 8-K...........................

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ELEGANT CONCRETE, INC AND SUBSIDIARY
                         (Formerly known as Shaft, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003

ASSETS

Cash                                                                  $  33,793
Accounts Receivable                                                     181,436
Due from officer/shareholder                                             77,917
Other Current Assets                                                     16,745
                                                                      ---------

Total Current Assets and Total Assets                                   309,891

Goodwill                                                                294,630
Fixed Assets, net of accumulated depreciation                            44,348
                                                                      ---------

                                                                      $ 648,869
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Loan Payable                                                            210,000
Accounts payable                                                        200,879
Billings in excess of costs on uncompleted contracts                    234,153
                                                                      ---------

Total Current Liabilities                                               645,032
                                                                      ---------

STOCKHOLDERS' EQUITY DEFICIENCY:
Common stock, $0.001 par value; authorized 100,000 shares,
issued and outstanding 9,940,000 shares                                   9,940
Capital in excess of par                                                312,857
Deficit                                                                (318,960)
                                                                      ---------

Total Stockholders' Equity Deficiency                                     3,837
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 648,869
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                      ELEGANT CONCRETE, INC. AND SUBSIDIARY
                         (Formerly known as Shaft, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   Three Months Ended March 31, 2003 and 2002


                                                        2003            2002
                                                     -----------    -----------

Contract revenue                                     $      --      $      --

Costs and expenses:
     Cost of contracts completed                            --             --
     Selling, general and administrative expenses        233,678          1,634
                                                     -----------    -----------

Loss from operations                                    (233,678)        (1,634)

Interest income                                               14           --
                                                     -----------    -----------

Loss before income taxes                                (233,664)        (1,634)

Income taxes (benefit)                                      --             --
                                                     -----------    -----------

Net loss                                                (233,664)        (1,634)
                                                     ===========    ===========




NET LOSS PER COMMON SHARE
Basic and Diluted                                    $     (0.02)   $     (0.00)
                                                     ===========    ===========

AVERAGE OUTSTANDING SHARES
Basic and Diluted                                      9,940,000      9,940,000
                                                     ===========    ===========






The accompanying notes are an integral part of these financial statements.


                      ELEGANT CONCRETE, INC. AND SUBSIDIARY
                         (Formerly known as Shaft, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002

                                                              2003         2002
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVIITES
Net Loss                                                    $(233,664)   $  (1,634)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
    Depreciation                                                3,710         --
Increase in operating assets and liabilities exclusive of
the effects of the business combination:
    Accounts Receivable                                      (181,436)        --
    Other current assets                                      (16,745)        --
    Accounts payable and accrued expenses                     158,640         --
    Billings in excess of costs on uncompleted contracts      234,153         --
                                                            ---------    ---------

Net cash (used in) provided by operating activities           (35,332)      (1,634)
                                                            =========    =========

Cash flows from investing activities:
    Loans to officer/shareholder                              (77,917)        --
    Acquisition costs                                         (14,900)        --
    Purchase of machinery and equipment                       (48,058)        --
                                                            ---------    ---------


Net cash (used in) investing activities                      (140,875)        --
                                                            =========    =========

Cash flows from financing activities exclusive of
the effects of the business combination:
     Borrowings, net                                          210,000         --
     Capital contributions                                       --          1,634
                                                            ---------    ---------

Net cash provided by financing activities                     210,000        1,634
                                                            =========    =========

Net increase in cash and cash equivalents                      33,793         --
Cash and cash equivalents, beginning of period                   --           --
                                                            ---------    ---------

Cash and cash equivalents, end of period                    $  33,793    $    --
                                                            =========    =========



The accompanying notes are an integral part of these financial statements.

                                       7

                      ELEGANT CONCRETE, INC. AND SUBSIDIARY
                         (Formerly known as Shaft, Inc.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     Significant accounting policies:

        1.  Basis of presentation:

     The consolidated financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 and filed with the Securities and Exchange Commission.

     In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of March 31, 2003 and the results of their operations and their cash flows for the three months ended March 31, 2003 and 2002. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.


2.       Business Combination:

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

     Pro-forma data:

     Pro-forma data for the three month period ended March 31, 2002 as though the business combination had been completed on January 1, 2002 is as follows:




Contract revenue                                              $      -

Costs and expenses:                                              1,634
                                                           ------------

Loss before income taxes                                       (1,634)

Income taxes (benefit)                                               -
                                                           ------------

Net loss                                                       (1,634)
                                                           ============




NET LOSS PER COMMON SHARE
Basic and Diluted                                           $   (0.00)
                                                           ============

AVERAGE OUTSTANDING SHARES
Basic and Diluted                                            9,940,000
                                                           ============

3.   Debt and equity financings:

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

     On February 25, 2003, the Company announced the signing of a non-binding Letter of Intent (LOI) with Tianqi Real Estate Co., LTD (Tianqi) of Ningbo, China for the purpose of expanding its operations to South East Asia. The LOI stipulates that Tianqi will make an investment of up to $1 million into ECTI. The LOI further stipulates that, Tianqi will have exclusive contractor rights to apply the ETCI processes in China and sections of Taiwan and that ECTI is to provide Tianqi with training and support on all of ECTI's application processes. Subsequent to March 31, 2003, Tianqi invested $500,000 in the Company in exchange for 500,000 shares of common stock which are to be issued.

4.   Stock option plan:


     During the Quarter ended March 31, 2003, the Company enacted its 2003 Joint Incentive and Non-qualified Stock Option plan to become effective upon shareholder approval. Under the terms of the Plan, the amount of shares of common stock issued upon exercise of options granted can not exceed 300,000 shares.

     On January 6, 2003, the Company consummated the acquisition (the "Acquisition") of all of the outstanding shares of Elegant Concrete Technologies, Inc., a New York corporation ("Elegant"), pursuant to an Agreement and Plan of Reorganization (the "Agreement") among the Company, Elegant, and the shareholders of Elegant ("Shareholders").

5.   Common Stock:

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

6.       Statement of Cash Flows:


                                                                                         March 31,
                                                                             ----------------------------------
                                                                                 2003               2002
                                                                             --------------    ----------------

       Supplemental  disclosures  of non-cash  investing  and  financing activities:
       500,000  shares of common stock  issued  pursuant to the business
       combination                                                               $ 260,000                   -



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. For a complete list of risk factors, please see the Company's 10KSB/A filed with the Commission on April 22, 2002.

     The Company had not engaged in any material operations or had any revenues from operations from inception through December 31, 2002. Having completed a business combination during January 2003, the Company now provides a niche service to both the commercial and residential decorative concrete market. The Company offers many decorative concrete techniques, such as stamping, stenciling, engraving or application of acid stains. In these applications a permanent pattern is engraved or stamped into new or existing concrete. The classical rich beauty of cobblestone, marble, curved brick or tile is achieved with new or existing concrete for a lower cost of brick or other hard surface products. Elegant Concrete Inc. has an aggressive growth plan which includes the opening of additional corporate locations, as well as the franchising of the

Company's unique system and planned expansion to the overseas marketplace. During the quarter ended March 31, 2003, the Company began to take deposits on contracts for future work to be performed. At March 31, 2003, the Company had unearned revenues of $234,000. The Company anticipates completing those contracts during the second quarter of 2003. Although the Company has not recorded revenues through March 31, 2003, it has incurred substantial operating expenses of approximately $ 233,000. These expenses included salary expense of approximately $107,000 and advertising expense of approximately $44,000. The Company also incurred professional and financing fees related to the start-up phase of approximately $30,000.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 2002 the Company had no assets. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by contributions to capital from its officers and directors.

     Effective January 2003, the Company entered into a temporary financing agreement. Under the terms of the six-month financing agreement, the Company has the ability to borrow up to $1,000,000 in the form of a revolving line of credit. The borrowings are collateralized by all of the Company's assets, including those acquired after 3/31/03. The line of credit bears a variable interest rate ranging from the prime rate plus .75% to the prime rate plus 1.50%. At March 31, 2003, the company had $210,000 outstanding on its line of credit, which has subsequently been repaid.

     On February 25, 2003, the Company announced the signing of a non-binding Letter of Intent (LOI) with Tianqi Real Estate Co., LTD (Tianqi) of Ningbo, China for the purpose of expanding the Company's operations to South East Asia. The LOI stipulates that Tianqi will make an investment of up to $1 million into the Company. The LOI further stipulates that, Tianqi will have exclusive contractor rights to apply the Company's processes in China and sections of Taiwan and the Company is to provide Tianqi with training and support on all of the Company's application processes. Subsequent to March 31, 2003, Tianqi invested $500,000 in the Company in exchange for 500,000 shares of common stock which are to be issued.

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

Results of Operations
---------------------

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's Definitive Schedule 14C Information Statement filed with the Commission on January 22, 2003 is incorporated by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6.

(A)      Exhibits.   None
(B)      Reports.   January 6, 2003.

                                   SIGNATURES

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

                                   ELEGANT CONCRETE, INC.
                                  (Registrant)


                                   By: /s/ Alan Hillsberg
                                   -------------------------------
                                   Alan Hillsberg
                                   President and Director

Dated: 20th day of May, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of May, 2003.


/s/ Alan Hillsberg
------------------------------------
Alan Hillsberg
Director and Chief Executive Officer



/s/ Anthony Costanzo
------------------------------------
Anthony Costanzo
Director and Chief Financial Officer

                                 CERTIFICATIONS

I, Alan Hillsberg, certify that:

1. I have reviewed this annual report on Form 10-QSB of Elegant Concrete, Inc.;

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

Date: May 20, 2003

/s/ Alan Hillsberg
-----------------------
Alan Hillsberg
President and Chief Executive Officer

I, Anthony Costanzo, certify that:

1. I have reviewed this annual report on Form 10-QSB of Elegant Concrete, Inc.;

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

Date: May 20, 2003

/s/ Anthony Costanzo
-----------------------
Anthony Costanzo
Chief Financial Officer