Form 10QSB/A
period 2003-03-31
ELEGANT CONCRETE INC
filed 2003-06-17
CIK 1126426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


 FORM 10-QSB/A - Quarterly or Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 Quarterly or Transitional Report



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE;
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

(  )TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
                             EXCHANGE; ACT OF 1934

                        For the transition period from to
                        --------------------------------

                        Commission File number 000-31783
                                               ---------

                             ELEGANT CONCRETE, INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

                 Nevada                                 87-0660287
           ------------------                   -------------------------
     (State or other jurisdiction of       (I.R.S. Employer incorporation or
              organization)                        Identification No.)

                     20 Old Turnpike Road, Nanuet, NY 10954
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date


                Class                   Outstanding as of March 31, 2003
              ---------                 --------------------------------
         Common Stock, $0.001                       9,940,000

INDEX


PART I.

     ITEM 1.  Financial Statements (unaudited)................................3


              Balance Sheet...................................................5
              March 31, 2003

              Statements of Operations
              For the three months ended March 31, 2003 and 2002..............6

              Statement of Stockholders' Equity deficiency
              For the three months ended March 31, 2003.......................7

              Statements of Cash Flows
              For the three months ended March 31, 2003 and 2002 .............8

              Notes to Financial Statements...................................9

     ITEM 2.  Management's Discussion and Analysis............................12


PART II

     ITEM 4.  Submission of Matters to a Vote of Security Holders.............14

     ITEM 6.  Exhibits and Reports on Form 8-K................................14




                                    3 of 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                                    4 of 19

                            ELEGANT CONCRETE, INC AND
                           SUBSIDIARY (Formerly known
                                 as Shaft, Inc.)
                      CONSOLIDATED BALANCE SHEET (RESTATED)
                                 March 31, 2003

ASSETS

Cash                                                                  $  33,793

Due from officer/shareholder                                             77,917
Deferred loan origination costs                                          12,500
                                                                      ---------

Total Current Assets                                                    124,210


Furniture & Equipment, net of accumulated depreciation                   44,348
                                                                      ---------

                                                                      $ 168,558
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Loan Payable, line of credit                                          $ 210,000
Loan Payable, Shareholders                                               26,492
Accounts payable & accrued expenses                                     185,879
Billings in excess of costs on uncompleted contracts                     26,226
                                                                      ---------

Total Current Liabilities                                               448,597
                                                                      ---------

STOCKHOLDERS' EQUITY DEFICIENCY:
Common stock, $0.001 par value; authorized 100,000,000
shares, issued and outstanding
9,940,000 shares                                                          9,940
Capital in excess of par                                                 67,660
Deficit                                                                (253,394)
                                                                      ---------
                                                                       (175,794)

Less:  Subscription notes receivable                                   (104,245)
                                                                      ---------

Total Stockholders' Equity Deficiency                                  (280,039)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 168,558
                                                                      =========

                 The accompanying notes are an integral part of
                          these financial statements.


                                    5 of 19

                      ELEGANT CONCRETE, INC. AND SUBSIDIARY
                         (Formerly known as Shaft, Inc.)
                 CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
                   Three Months Ended March 31, 2003 and 2002


                                                             2003         2002
                                                         -----------    --------


Contract revenue                                         $      --      $   --

Costs and expenses:
     Cost of contracts completed                                --          --
     Selling, general and administrative expenses            233,678        --
                                                         -----------    --------

Loss from operations                                        (233,678)       --

Interest income                                                   14        --
                                                         -----------    --------

Loss before income taxes                                    (233,664)       --

Income taxes (benefit)                                          --          --
                                                         -----------    --------

Net loss                                                    (233,664)       --
                                                         ===========    ========




NET LOSS PER COMMON SHARE
Basic and Diluted                                        $     (0.02)   $   --
                                                         ===========    ========

AVERAGE OUTSTANDING SHARES
Basic and Diluted                                          9,940,000        --
                                                         ===========    ========






The accompanying notes are an integral part of these financial statements.

                                    6 of 19


                                               ELEGANT CONCRETE, INC.
                                           (Formerly know as Shaft, Inc.)
                              STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY (RESTATED)
                                         Three Months Ended March 31, 2003



                                                                Capital in                        Subscription
                                       Common Stock             Excess of                            Notes
                                  Shares           Amount          Par            Deficit          Receivable
                             ------------------ ------------- --------------- ---------------- -------------------

Balance, January 1, 2003             7,027,500   $     7,030   $      62,094  $      (85,297)           $       -

Issuance of common stock             5,000,000         5,000               -                -           (100,000)

Common Stock retired               (2,087,500)       (2,090)               -                -                   -

Interest receivable                          -             -               -                -             (4,245)

Recapitalization                             -             -           5,566           65,567                   -

Net loss                                     -             -               -        (233,664)                   -

                             ------------------ ------------- --------------- ---------------- -------------------
Balance, March 31, 2003              9,940,000   $     9,940   $      67,660   $    (253,394)  $        (104,245)
                             ================== ============= =============== ================ ===================






                    The accompanying notes are an integral part of these financial statements.




                                                      7 of 19

                      ELEGANT CONCRETE, INC. AND SUBSIDIARY
                         (Formerly known as Shaft, Inc.)
                 CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED)
                   Three Months Ended March 31, 2003 and 2002

                                                             2003        2002
                                                          ---------   ----------
CASH FLOWS FROM OPERATING ACTIVIITES

Net Loss                                                  $(233,664)  $     --
Adjustments to reconcile net loss to net cash (used in)
operating activities:
    Depreciation                                              3,710         --
Increase in operating assets and liabilities exclusive of the effects of the merger:


    Accounts payable and accrued expenses                    35,717         --
    Billings in excess of costs on uncompleted contracts     24,726         --
                                                          ---------   ----------
Net cash (used in) operating activities                    (169,511)        --
                                                          =========   ==========

Cash flows from investing activities:


    Purchase of Furniture & equipment                       (21,040)        --
                                                          ---------   ----------


Net cash (used in) investing activities                     (21,040)        --
                                                          =========   ==========

Cash flows from financing activities
     Borrowings                                             236,492         --
     Deferred loan origination costs                        (12,500)        --
                                                          ---------   ----------

Net cash provided by financing activities                   223,992         --
                                                          =========   ==========

Net increase in cash and cash equivalents                    33,441         --
Cash and cash equivalents, beginning of period                  352         --
                                                          ---------   ----------

Cash and cash equivalents, end of period                  $  33,793   $     --
                                                          =========   ==========



The accompanying notes are an integral part of these financial statements.


                                    8 of 19

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

     This form 10-QSB/A is amended and the Financial Statements included herein have been restated to give effect to the merger being accounted for as a reverse acquisition or recapitalization and not as a business combination. In addition, the balance sheet has been restated to reflect amounts due to and from related parties as gross, where the right of offset does not exist, and to properly present accounts receivable and billings in excess of costs on uncompleted contracts. The restatements had no effect on the net loss and the related per share amounts for the three months ended March 31, 2003. As a result of the restatements for the three months ended March 31, 2002, the net loss of $1,634 had been restated to $ -0-, and the related per share amounts remained unchanged.

     2. Merger:

     During January, 2003, the Company began operations when it acquired all of the issued and outstanding shares of Elegant Concrete Technologies, Inc. ("ECTI") in exchange for 500,000 shares of its common stock. For accounting purposes, the merger is reflected as a reverse acquisition or recapitalization of ECTI. Accordingly, the assets and liabilities of ECTI are brought forward at their historical bases, the deficit of ECTI is carried forward to the consolidated entity, and the common stock and capital in excess of par have been retroactively restated to give effect to the merger.

     ECTI commenced operations during April 2002 as a niche contractor that resurfaces and decorates concrete for commercial and residential properties located in the United States. ECTI offers many decorative concrete


                                    9 of 19
     techniques, such as stamping, stenciling, engraving and application of acid stains. In these applications a permanent pattern is engraved or stamped into new or existing concrete. The classical rich beauty of cobblestone, marble, curved brick or tile is achieved with new or existing concrete at a lower cost than brick or other hard surface products.

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

     As part of the Agreement and Plan of Reorganization between the Company and ECTI, Company stockholders delivered 208,755 shares of the Company's Common Stock to the Company.

     3. Due from officer/shareholder:

     Throughout the period prior to the effective date of the merger, ECTI loaned its President/Majority Shareholder several amounts aggregating $77,917. The Company is to implement payroll reductions in order that this amount becomes collected in full no later than December 31, 2003. This is being classified as a current asset because it is a binding loan repayment obligation that the Company expects to be paid through the payroll reductions applied in connection with the repayment of the loan.

     4. Billings in excess of costs on uncompleted contracts:

     Billings in excess of costs on uncompleted contracts as of March 31, 2003 totaling $26,226 represents advance deposits received from customers pertaining to construction work that had not yet commenced as of that date.

     5. Debt and equity financings:

     Effective January 2003, ECTI entered into a temporary financing agreement. Under the terms of the six-month financing agreement, ECTI has the ability to borrow up to $1,000,000 in the form of a revolving line of credit. The borrowings are collateralized by all of ECTI's assets. The line of credit bears a variable interest rate ranging from the prime rate plus .75% to the prime rate plus 1.50%.

     In connection with the Merger, the shareholders loaned the Company an aggregate of $26,492. The Company has reflected these loans as demand obligations.

                                    10 of 19

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

     6. Stock option plan:

     During the Quarter ended March 31, 2003, the Company enacted its 2003 Joint Incentive and Non-qualified Stock Option plan to become effective upon shareholder approval. Under the terms of the Plan, the amount of shares of common stock issued upon exercise of options granted can not exceed 300,000 shares.

     7. Acquisition

     On January 6, 2003, the Company consummated the acquisition (the "Acquisition") of all of the outstanding shares of Elegant Concrete Technologies, Inc., a New York corporation ("ECTI"), pursuant to an Agreement and Plan of Reorganization (the "Agreement") among the Company, ECTI, and the shareholders of ECTI ("Shareholders").

     ECTI was a privately held corporation engaged in the business of engraving permanent patterns into existing concrete mostly for exterior floors and patios. The engraved patterns look like tile, but cost significantly less. ECTI was organized under the laws of the State of New York on April 3, 2002. It recorded approximately $200,000 in net sales from inception through December 31, 2002. ECTI began operations in the New York City metropolitan region during 2002, and plans to expand regionally throughout the country and abroad. Such expansion is based on the ability of ECTI to obtain the necessary financing; however there are no assurances that such financing can be obtained.

     The Company  delivered at the closing (the  "Closing")  of the  Acquisition
     500,000 restricted shares of its common stock in exchange for 166 2/3 shares of ECTI common stock, which represents all of the outstanding shares of common stock of ECTI, par value $1.00, in what was intended to be a tax-free reorganization. The Company made certain representations and warranties in the Agreement, which were confirmed by the officers and directors of the Company. The Company paid no separate consideration for such confirmation. Also pursuant to the Acquisition, the shareholders, directors and officers of the Company contributed 208,750 shares of common stock of the Company as capital. After the Acquisition, the Company had 994,000 shares of common stock issued and outstanding.

     The Board of Directors and the Shareholders of the Company approved a name change to "Elegant Concrete, Inc." and forward stock split of the Company's common stock, par value $.001 per share ("Common Stock"), whereby each outstanding share of Common Stock was converted and changed into ten (10) shares of Common Stock. The Board of Directors approved the forward stock split on January 6, 2003, and such a split became effective on February 10, 2003. Stockholders of record received ten (10) shares of Common Stock for


                                    11 of 19
     every one share of Common Stock which was held as of the record date. After the stock split, the Company had 9,940,000 shares of Common Stock issued and outstanding. The Statement of Stockholders' Equity Deficiency for the three months ended March 31, 2003 gives retroactive effect of the stock split to January 1, 2003.

     Statement of Cash Flows:

     Supplemental disclosures of non-cash investing and financing activities:

     5,000,000 shares of common stock issued pursuant to the Merger    $5,000
     2,087,000 shares of common stock retired pursuant to the Merger   (2,090)

     The recapitalization of the Company gave rise an increase in capital in excess of par of $5,566 and a net reduction to the accumulated deficit of $65,567.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following discussion contains forward-looking statements that involve a number of risks and uncertainties. While these statements represent the Company's current judgment in the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. For a complete list of risk factors, please see the Company's 10KSB/A for year ended 12/31/02 filed with the Commission on April 22, 2003.

     The Company had not engaged in any material operations or had any revenues from operations from inception through December 31, 2002. Having completed a business combination during January 2003, the Company now provides a niche service to both the commercial and residential decorative concrete market. The Company offers many decorative concrete techniques, such as stamping, stenciling, engraving or application of acid stains. In these applications a permanent pattern is engraved or stamped into new or existing concrete. The classical rich beauty of cobblestone, marble, curved brick or tile is achieved with new or existing concrete for a lower cost of brick or other hard surface products. Elegant Concrete, Inc. has an aggressive growth plan which includes the opening of additional corporate locations, as well as the franchising of the Company's unique system and planned expansion to the overseas marketplace. During the quarter ended March 31, 2003, the Company began to take deposits on contracts for future work to be performed. At March 31, 2003, the Company had unearned revenues of $26,000. The Company anticipates completing those contracts during the second quarter of 2003. Although the Company has not recorded revenues through March 31, 2003, it has incurred substantial operating expenses of approximately $ 233,000. These expenses included salary expense of approximately $107,000 and advertising expense of approximately $44,000. The Company also incurred professional and financing fees related to the start-up phase of approximately $30,000.



                                    12 of 19

Liquidity and Capital Resources
-------------------------------


     As of December 31, 2002 the Company had no material operating assets. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by contributions to capital from its officers and directors.

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

     ECTI is a privately held corporation engaged in the business of engraving permanent patterns into existing concrete mostly for exterior floors and patios. The engraved patterns look like tile, but cost significantly less. ECTI was organized under the laws of the State of New York on April 3, 2002. It recorded approximately $200,000 in net sales from inception through December 31, 2002. ECTI began operations in the New York City metropolitan region during 2002, and plans to expand regionally throughout the country and abroad. Such expansion is based on the ability of ECTI to obtain the necessary financing; however there are no assurances that such financing can be obtained.

     The Company delivered at the closing (the "Closing") of the Acquisition 500,000 restricted shares of its common stock in exchange for 166 2/3 shares of ECTI common stock, which represents all of the outstanding shares of common stock of ECTI, par value $1.00, in what was intended to be a tax-free reorganization. The Company made certain representations and warranties in the Agreement, which were confirmed by the officers and directors of the Company. The Company paid no separate consideration for such confirmation. Also pursuant to the Acquisition, the shareholders, directors and officers of the Company contributed 208,755 shares of common stock of the Company as capital. After the Acquisition, the Company had 994,000 shares of common stock issued and outstanding.

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



                                    13 of 19

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


The Company's Definitive Schedule 14C Information Statement filed with the Commission on January 22, 2003 is incorporated by reference.


ITEM 6.

(A)      Exhibits.   None
(B)      Reports on Form 8-K.   January 6, 2003.


                                    14 of 19

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

                                   ELEGANT CONCRETE, INC.
                                  (Registrant)



                                   By: /s/ Alan Hillsberg
                                   -------------------------------
                                   Alan Hillsberg
                                   President and Director


Dated: 17th day of June, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of June, 2003.


/s/ Alan Hillsberg
------------------------------------
Alan Hillsberg
Director and Chief Executive Officer



/s/ Anthony Costanzo
------------------------------------
Anthony Costanzo
Director and Chief Financial Officer



                                    15 of 19

                                 CERTIFICATIONS
I, Alan Hillsberg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Elegant Concrete, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003

/s/ Alan Hillsberg
-----------------------
Alan Hillsberg
President and Chief Executive Officer


                                    16 of 19

I, Anthony Costanzo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Elegant Concrete, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003

/s/ Anthony Costanzo
-----------------------
Anthony Costanzo
Chief Financial Officer


                                    17 of 19

                                 Certifications

                       Pursuant to 18 U.S.C. Section 1350
         As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002

I, Alan Hillsberg, President and Chief Executive Officer of Elegant Concrete, Inc., certify that the Quarterly Report on Form 10-QSB/A (the "Report") for the quarter ended May 15, 2003, filed with the Securities and Exchange Commission on the date hereof:

     (i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Elegant Concrete, Inc.

/s/ Alan Hillsberg
-------------------
Alan Hillsberg
President and Chief Executive Officer
June 17, 2003



                                    18 of 19

                                 Certifications

                       Pursuant to 18 U.S.C. Section 1350
         As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002

I, Anthony Costanzo, Chief Financial Officer of Elegant Concrete, Inc., certify that the Quarterly Report on Form 10-QSB/A (the "Report") for the quarter ended May 15, 2003, filed with the Securities and Exchange Commission on the date hereof:

     (i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Elegant Concrete, Inc.

/s/ Anthony Costanzo
-------------------
Anthony Costanzo
Chief Financial Officer
June 17, 2003


                                    19 of 19