Form 10QSB
period 2003-06-30
ELEGANT CONCRETE INC
filed 2003-09-11
CIK 1126426

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

                  For the quarterly period ended June 30, 2003
                          ----------------------------

    ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE; ACT OF 1934

                        For the transition period from to


                        Commission File number 000-31783
                                               ---------

                             ELEGANT CONCRETE, INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

                      Nevada                      87-0660287
               ------------------               -------------
          (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)    Identification No.)

                     20 Old Turnpike Road, Nanuet, NY 10954
      ----------------------------------------------------- ---------------
               (Address of principal executive offices) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                Class             Outstanding as of August 15, 2003
              ---------           ---------------------------------
        Common  Stock, $0.001               9,940,000

INDEX




PART I.

     ITEM 1.   Financial Statements (unaudited)............................  3

               Balance Sheet...............................................  5
               June 30, 2003

               Statements of Operations
               For the three and six months ended June 30, 2003 and 2002...  6

               Statement of Stockholders' Equity deficiency
               For the six months ended June 30, 2003......................  7

               Statements of Cash Flows
               For the six months ended June 30, 2003 and 2002 ............  8

               Notes to Financial Statements...............................  9

     ITEM 2.   Management's Discussion and Analysis........................  12


PART II

     ITEM 1.   Legal Proceedings ..........................................  14

     ITEM 2.   Changes in Securities and Use of Proceeds...................  14

     ITEM 3.   Defaults upon Senior Securities.............................  14

     ITEM 4.   Submission of Matters to a Vote of Security Holders.........  14

     ITEM 5.   Other information...........................................  14

     ITEM 6.   Exhibits and Reports on Form 8-K............................  14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      ELEGANT CONCRETE, INC AND SUBSIDIARY
                         (Formerly known as Shaft, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003


ASSETS

CURRENT ASSETS

Cash                                                                  $  34,616
Due from employee/shareholder                                            77,917
                                                                      ---------

Total Current Assets                                                    112,533

Furniture & Equipment, net of accumulated depreciation                   65,928
                                                                      ---------

                                                                      $ 178,461
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Loan Payable, line of credit                                          $ 155,000
Loan Payable, Shareholders                                               26,492
Billings in excess of costs on uncompleted contracts                     51,059
Accounts payable & accrued expenses                                     326,809
                                                                      ---------

Total Current Liabilities                                               559,360
                                                                      ---------

STOCKHOLDERS' EQUITY DEFICIENCY:
Common stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding
10,440,000 shares (including 500,000 shares to be issued)                10,440
Capital in excess of par                                                567,160
Deficit                                                                (854,254)
                                                                      ---------
                                                                       (276,654)

Less:  Subscription notes receivable                                   (104,245)
                                                                      ---------

Total Stockholders' Equity (Deficiency)                                (380,899)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 178,461
                                                                      =========

   The accompanying notes are an integral part of these financial statements.


                                              ELEGANT CONCRETE, INC. AND SUBSIDIARY
                                                 (Formerly known as Shaft, Inc.)

                                              CONSOLIDATED STATEMENT OF OPERATIONS
                                        Three and Six Months Ended June 30, 2003 and 2002



                                                      Three Months ended June 30,              Six Months ended June 30,
                                                    ---------------------------------    --------------------------------------
                                                         2003              2002                2003                 2002
                                                    ---------------    --------------    ------------------    ----------------
Contract revenue                                        $  188,787           $     -           $   188,787            $      -

Costs and expenses:
     Cost of contracts completed                           172,521                 -               187,364                   -
     Selling, general and administrative expenses          614,673                 -               833,507                   -
                                                    ---------------    --------------    ------------------    ----------------

Loss from operations                                     (598,406)                 -             (832,084)                   -

Interest expense, net                                        2,454                 -                 2,440                   -
                                                    ---------------    --------------    ------------------    ----------------

Loss before income taxes                                 (600,860)                 -             (834,524)                   -

Income taxes (benefit)                                           -                 -                     -                   -
                                                    ---------------    --------------    ------------------    ----------------

Net loss                                               $ (600,860)           $     -         $   (834,524)            $      -
                                                    ===============    ==============    ==================    ================


NET LOSS PER COMMON SHARE
Basic and Diluted                                         $ (0.05)          $      -              $ (0.08)            $      -
                                                    ===============    ==============    ==================    ================

AVERAGE OUTSTANDING SHARES
Basic and Diluted                                       10,319,121                 -            10,130,608                   -
                                                    ===============    ==============    ==================    ================






                              The accompanying notes are an integral part of these financial statements.




                                                     ELEGANT CONCRETE, INC.
                                                 (Formerly know as Shaft, Inc.)
                                          STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
                                                 Six Months Ended June 30, 2003




                                            Common Stock                    Capital in                           Subscription
                                   --------------------------------         Excess of                                Notes
                                        Shares           Amount               Par             Deficit             Receivable
                                   ------------------ -------------       ------------    ----------------    -------------------
Balance, January 1, 2003                   7,027,500       $ 7,030          $  62,094         $  (85,297)              $       -

Issuance of common stock                   5,500,000         5,500   (1)      499,500                   -              (100,000)

Common Stock retired                     (2,087,500)       (2,090)                  -                   -                      -

Interest receivable                                -             -                  -                   -                (4,245)

Recapitalization                                   -             -              5,566              65,567                      -

Net loss                                           -             -                  -           (834,524)                      -
                                   ------------------ -------------       ------------    ----------------    -------------------

Balance, June 30, 2003                    10,440,000      $ 10,440           $567,160         $ (854,254)           $  (104,245)
                                   ================== =============       ============    ================    ===================




            (1) includes 500,000 shares to be issued








The accompanying notes are an integral part of these financial statements.



                                                                 7

                                                               6



                                    ELEGANT CONCRETE, INC. AND SUBSIDIARY
                                       (Formerly known as Shaft, Inc.)
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   Six Months Ended June 30, 2003 and 2002

                                                                                         2003         2002
                                                                                       ---------    --------
CASH FLOWS FROM OPERATING ACTIVIITES
Net Loss                                                                               $(834,524)   $   --
Adjustments to reconcile net loss to net cash (used in)
operating activities:
    Depreciation                                                                          10,470        --
Increase in operating assets and liabilities exclusive of the effects of the merger:
    Accounts payable and accrued expenses                                                176,647        --
    Billings in excess of costs on uncompleted contracts                                  49,559        --
                                                                                       ---------    --------

Net cash (used in) operating activities                                                 (597,848)       --
                                                                                       =========    ========

Cash flows from investing activities:
    Purchase of Furniture & equipment                                                    (49,380)       --
                                                                                       ---------    --------


Net cash (used in) investing activities                                                  (49,380)       --
                                                                                       =========    ========

Cash flows from financing activities
     Borrowings                                                                          476,492        --
      Loan repayments                                                                   (295,000)
      Proceeds from the issuance of common stock                                         500,000        --
                                                                                       ---------    --------

Net cash provided by financing activities                                                681,492        --
                                                                                       =========    ========

Net increase in cash and cash equivalents                                                 34,264        --
Cash and cash equivalents, beginning of period                                               352        --
                                                                                       ---------    --------

Cash and cash equivalents, end of period                                               $  34,616    $   --
                                                                                       =========    ========



The accompanying notes are an integral part of these financial statements.


                                                      8

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

In the opinion of the Company's management, these unaudited consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary in order to present fairly the Company's consolidated financial position as of June 30, 2003 and the results of their operations and their cash flows for the three months and six months ended June 30, 2003 and 2002. The results of operations for an interim period are not necessarily indicative of the results to be attained in any other fiscal period.

This form 10-QSB and the Financial Statements included herein have been presented to give effect to the merger (See footnote 2) being accounted for as a reverse acquisition or recapitalization and not as a business combination. In addition, the balance sheet has been stated to reflect amounts due to and from related parties as gross, where the right of offset does not exist. The presentation had no effect on the net loss and the related per share amounts for the three and six months ended June 30, 2003.

2. Merger:

During January, 2003, the Company began operations when it acquired all of the issued and outstanding shares of Elegant Concrete Technologies, Inc. ("ECTI") in exchange for 500,000 (prior to the 10-for-1 stock split) shares of its common stock. For accounting purposes, the merger is reflected as a reverse acquisition or recapitalization of ECTI. Accordingly, the assets and liabilities of ECTI are brought forward at their historical bases, the deficit of ECTI is carried forward to the consolidated entity, and the common stock and capital in excess of par have been retroactively restated to give effect to the merger.

ECTI was organized during April 2002 and commenced operations during July 2002 as a niche contractor that resurfaces and decorates concrete for commercial and residential properties located in the United States. ECTI offers many decorative concrete techniques, such as stamping, stenciling, engraving and application of acid stains. In these applications a permanent pattern is engraved or stamped into new or existing concrete. The classical rich beauty of cobblestone, marble, curved brick or tile is achieved with new or existing concrete at a lower cost than brick or other hard surface products.

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

       Accounts payable and accrued expenses.........................$ 127,662
       Other current liabilities.........................................1,500
                                                                         -----
       Total current liabilities.......................................129,162
       Stockholders' equity deficiency.................................(19,630)
                                                                        ------
       Total liabilities and stockholders' equity deficiency........ $ 109,532
                                                                       =======

As part of the Agreement and Plan of Reorganization between the Company and ECTI, Company stockholders delivered 208,755 (prior to the 10-for-1 stock split) shares of the Company's Common Stock to the Company.

3. Due from employee/shareholder:

Throughout the period prior to the effective date of the merger, ECTI loaned its then-President and current employee several amounts aggregating $77,917. The Company has implemented payroll reductions in order that this amount becomes collected in full no later than December 31, 2003. As of September 10, 2003, the balance due the Company is $32,686.

4. Debt and equity financings:

Effective January 2003, ECTI entered into a temporary financing agreement. Under the terms of the six month financing agreement, ECTI was provided with the ability to borrow up to $1,000,000 in the form of a revolving line of credit. The borrowings are collateralized by all of ECTI's assets. The line of credit bears a variable interest rate ranging from the prime rate plus .75% to the prime rate plus 1.50%. The loan became due on June 30, 2003. However, the Company has continued to borrow funds under the agreement, and is currently negotiating to extend the maturity date.

In connection with the Merger, the shareholders loaned the Company an aggregate of $66,492. The Company has reflected these loans as demand obligations.

On February 25, 2003, the Company announced the signing of a non-binding Letter of Intent (LOI) with Tianqi Real Estate Co., LTD (Tianqi) of Ningbo, China for the purpose of expanding its operations to South East Asia. The LOI stipulates that Tianqi will make an investment of up to $1 million into ECTI. The LOI further stipulates that, Tianqi will have exclusive contractor rights to apply the ETCI processes in China and sections of Taiwan and that ECTI is to provide Tianqi with training and support on all of ECTI's application processes. During the six month period ended June 30, 2003, Tianqi invested $500,000 in the Company in exchange for 500,000 shares of common stock which are to be issued.

5. Stock option plan:


During the Quarter ended March 31, 2003, the Company enacted its 2003 Joint Incentive and Non-qualified Stock Option plan to become effective upon shareholder approval. Under the terms of the Plan, the amount of shares of common stock issued upon exercise of options granted can not exceed 300,000 shares.



6. Common Stock:

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

The Company delivered at the closing (the "Closing") of the Acquisition 500,000 (pre-split) restricted shares of its common stock in exchange for 166 2/3 shares of ECTI common stock, which represents all of the outstanding shares of common stock of ECTI, par value $1.00, in what was intended to be a tax-free reorganization. The Company made certain representations and warranties in the Agreement, which were confirmed by the officers and directors of the Company. The Company paid no separate consideration for such confirmation. Also pursuant to the Acquisition, the shareholders, directors and officers of the Company contributed 208,750 (pre-split) shares of common stock of the Company as capital. After the Acquisition, the Company had 994,000 (pre-split) shares of common stock issued and outstanding.

The Board of Directors and the Shareholders of the Company approved a name change to "Elegant Concrete, Inc." and forward stock split of the Company's common stock, par value $.001 per share ("Common Stock"), whereby each outstanding share of Common Stock was converted and changed into ten (10) shares of Common Stock. The Board of Directors approved the forward stock split on January 6, 2003, and such split became effective on February 10, 2003. Stockholders of record received ten (10) shares of Common Stock for every one share of Common Stock which was held as of the record date. After the stock split, the Company had 9,940,000 shares of Common Stock issued and outstanding. The Statement of Stockholders' Equity Deficiency for the six months ended June 30, 2003 gives retroactive effect of the stock split to January 1, 2003.

8. Statement of Cash Flows:

Supplemental disclosures of non-cash investing and financing activities:

5,000,000 shares of common stock issued pursuant to the Merger      $5,000
2,087,000 shares of common stock retired pursuant to the Merger     (2,090)

The recapitalization of the Company gave rise an increase in capital in excess of par of $5,566 and a net reduction to the accumulated deficit of $65,567.

9. Contingent Liabilities:

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters involve amounts, as would not have a material effect on the financial position and results of operations of the Company if concluded unfavorably.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

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

     Having completed a business combination during January 2003, the Company now provides a niche service to both the commercial and residential decorative concrete market. The Company offers many decorative concrete techniques, such as stamping, stenciling, engraving or application of acid stains. In these applications a permanent pattern is engraved or stamped into new or existing concrete. The classical rich beauty of cobblestone, marble, curved brick or tile is achieved with new or existing concrete for a lower cost of brick or other hard surface products. Elegant Concrete Inc. has an aggressive growth plan which includes the opening of additional corporate locations, as well as the franchising of the Company's system and planned expansion to the overseas marketplace. During the six months ended June 30, 2003, the Company began to take deposits on contracts and begin work on those contracts. For the three and six months ended June 30, 2003, the Company recorded completed contracted work in the amount of $240,000. The Company anticipates completing the remaining open contracts during the third quarter of 2003. Although the Company recorded revenues during the three and six months ended June 30, 2003 of $240,000, it has incurred substantial operating expenses of approximately $ 834,000 and $615,000 during the same periods, respectively, due to the start-up phase of operations. These expenses included salary expense of approximately $350,000 and $250,000 and advertising expense of approximately $116,000 and $72,000 for the three and six months ended June 30, 2003, respectively. The Company also incurred professional and financing fees related to the start-up phase of approximately $36,000 and $20,000 for the same periods.

Liquidity and Capital Resources
-------------------------------


     As of the date of filing, the Company has minimal cash on hand to cover its expenses and is awaiting the completion of future contracts to cover these expenses. The Company's receivables and expenses are due and covered, respectively, on a week-to-week basis.

     Effective January 2003, the Company entered into a temporary financing agreement. Under the terms of the six-month financing agreement, the Company was provided the ability to borrow up to $1,000,000 in the form of a revolving line of credit. The borrowings are collateralized by all of the Company's assets, including those acquired after 6/30/03. The line of credit bears a variable interest rate ranging from the prime rate plus .75% to the prime rate plus 1.50%. At June 30, 2003, the Company had $155,000 outstanding on its line of credit. The loan became due on June 30, 2003, but the Company has not repaid this outstanding debt as of the filing date, however, it currently is able to continue to borrow funds under this agreement and is currently negotiating to extend the maturity date.

     On February 25, 2003, the Company announced the signing of a non-binding Letter of Intent (LOI) with Tianqi Real Estate Co., LTD (Tianqi) of Ningbo, China for the purpose of expanding the Company's operations to South East Asia. The LOI stipulates that Tianqi will make an investment of up to $1 million into the Company. The LOI further stipulates that, Tianqi will have exclusive contractor rights to apply the Company's processes in China and sections of Taiwan and the Company is to provide Tianqi with training and support on all of the Company's application processes. During the six months ended June 30, 2003, Tianqi invested $500,000 in the Company in exchange for 500,000 shares of common stock which are to be issued. No further investment is contemplated.

     ECTI is in the business of engraving permanent patterns into existing concrete mostly for exterior floors and patios. The engraved patterns look like tile, but cost significantly less. ECTI was organized under the laws of the State of New York on April 3, 2002. It recorded approximately $200,000 in net sales from inception through December 31, 2002. ECTI began operations in the New York City metropolitan region during 2002, and plans to expand regionally throughout the country and abroad. Such expansion is based on the ability of ECTI to obtain the necessary financing; however there are no assurances that such financing can be obtained.

     The Company delivered at the closing (the "Closing") of the Acquisition 500,000 (pre-split) restricted shares of its common stock in exchange for 166 2/3 shares of ECTI common stock, which represents all of the outstanding shares of common stock of ECTI, par value $1.00, in what was intended to be a tax-free reorganization. The Company made certain representations and warranties in the Agreement, which were confirmed by the officers and directors of the Company. The Company paid no separate consideration for such confirmation. Also pursuant to the Acquisition, the shareholders, directors and officers of the Company contributed 208,755 (pre-split) shares of common stock of the Company as capital. After the Acquisition, the Company had 994,000 (pre-split) shares of common stock issued and outstanding.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6.

(A)      Exhibits.  None
(B)      Reports.   None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ELEGANT CONCRETE, INC.
                   (Registrant)


                    By:  /s/ Anthony Costanzo
                    -------------------------------
                   Anthony Costanzo, Director and Chief Financial Officer

Dated: 10th day of September, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of September, 2003.


/s/ Anthony Costanzo
------------------------------------
Anthony Costanzo
Director and Chief Financial Officer

                                 CERTIFICATIONS

I, Anthony Costanzo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Elegant Concrete, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: September 10, 2003

/s/ Anthony Costanzo
-----------------------
 Anthony Costanzo
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Elegant Concrete, Inc, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Anthony Costanzo, Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Anthony Costanzo
-------------------------------
Anthony Costanzo, Chief Financial Officer
September 10, 2003