Form 10QSB
period 2003-08-31
ELEGANT CONCRETE INC
filed 2003-11-03
CIK 1126426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 8-K

                 Current Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported):    October 21, 2003


                             ELEGANT CONCRETE, INC.
                 (Name of small business issuer in its charter)


      Nevada                        000-31783                 870660287
--------------------                ---------                 ----------
State or jurisdiction               Commission                I.R.S.Employer
of incorporation or                   file                   Identification
organization                         number                        No.


20 Old Turnpike Road, Nanuet, NY                                10954
--------------------------------                              ----------
Address of principal executive offices                         Zip Code


                                 (845) 623-6888
                         -------------------------------
                 Issuer's Telephone Number, Including Area Code

ITEM 4.           CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     (a) (1) The Registrant's independent accountant, Sacher & Co., P.C. ("Sacher"), has notified the Registrant that it has resigned as the Registrant's independent accountant and has declined to stand for re-election.

     (2) The Registrant's principal independent accountant's reports on the Registrants' financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     (3) Sacher's decision not to serve as the Registrant's independent accountant was not recommended by the Registrant's Board of Directors.

     (4) In connection with the audits for the two most recent fiscal years and through the effective date of the dismissal, there have been no disagreements with Sacher (or the Registrant's previous independent accountant) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sacher (or the Registrant's previous independent accountant), would have caused Sacher (or the Registrant's previous independent accountant) to make reference thereto in its report on the Registrants' financial statements.



ITEM 7.  Financial Statements, Pro Forma Financial Statements and Exhibits

         (c)   Exhibits.
               Exhibit No.    Description
               -----------    -----------
                    1         Letter addressed to the Securities and Exchange
                              Commission, dated October 28,  2003, from Sacher
                              & Co., P.C., the Registrant's former independent auditors, regarding its concurrence with the statements made by the Registrant in Item 4 of this report.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2003

                                            ELEGANT CONCRETE, INC.

                                            By:    /s/ Anthony Costanzo
                                                   --------------------
                                            Name: Anthony Costanzo
                                            Its:  Chief Financial Officer